Form 10KSB
period 2000-03-31
MICRO LABORATORIES INC
filed 2000-07-24
CIK 1102276

                       FORM 10-KSB
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 3/31/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number -  000-28787

               Micro Laboratories, Inc.
         Exact name of Registrant as specified in its charter)

      NEVADA                                          05-049-4587
 (State or other   (Primary Standard Industrial    (I.R.S. Employer
jurisdictions      Classification Code Number)  Identification number)
of incorporation
or organization


29 Lakeside Drive, Johnston, Rhode Island                  02919
 (Address of principal executive offices)                (Zip Code)

                       Telephone:  (401) 949-3562
            (Registrant's telephone number, including area code)

Securities registered pursuant to
    Section 12(b) of the Act:                            None
Securities registered pursuant  to
     Section 12(g) of the Act:         Common  Stock, $.001 par value

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
 Yes    __x__   No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Company's revenues for its most recent fiscal year were $0.00. As of March 31, 2000, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $
10,737,500.

The number of shares outstanding of Company's class of common stock, as of March 31, 2000 was 11,337,500 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  ____  No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS - General

Business of Corporation. The operations and objectives of the Corporation are to produce, market and distribute a line of oral sprayvitamins, trade name "Micro SprayT". Micro intends to produce, market and distribute an additional product line of, minerals, herbs and other oral absorption products in the United States and the international market. Therefore, Micro's financial viability will depend almost exclusively on Micro's ability to generate revenues from its operation, and the production of the above product lines. Micro will not have the benefit of reducing its financial risks by relying on revenues derived from other operations.

Competition. There is significant competition in the vitamin, minerals and nutritional supplement industry. Micro will compete with established companies and other entities (many of which possess substantially greater resources than Micro). Almost all of the companies with which Micro will compete are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than Micro now has, or will in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that Corporation will compete successfully with other established vitamin, minerals and nutritional supplement manufacturers. Micro shall compete on the basis of quality in addition to a price basis. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein

Employees.   Micro has one full time and two part time employees.
Micro shall employ individuals as required.

Governmental Regulation. Micro is not subject to governmental regulation other those regulations, which apply to manufacturing.
Micro will need to meet the requirements of the Food and Drug
Administration for food processing standards.

Seasonal Nature of Business Activities. Micro's operations shall not be seasonal.

Products. Micro currently has six different nutritional health products. All natural ingredients are used in each product. The price of the products range from retail pricing of approximately $7.00 to $40.00 and wholesale prices of $5.00 to $20.00. Micro's products are:
Adult Multiple Vitamin, Children's Multiple Vitamin, Vitamin B-12, Adult B-Complex with C, Children's B-Complex with C, Zinc plus Vitamin C.

The nutritional supplement industry is not regulated by the Food and
Drug Administration.    The Food and Drug Administration has tried
unsuccessfully in the past to pass legislation labeling vitamins as drugs. Due to this position, Micro does not publish any information that could be considered as "'prescribing". The Corporation attempts to cooperate with this agency whenever possible and seeks professional legal counsel experienced and specializing in Food and Drug Administration matters.

The Food and Drug Administration prohibits any companies from providing information to the customer as to what the product is for and why it works. The Food and Drug Administration views that if the marketer is making any suggestions or claims as to what the product is for then that is considered prescribing and as such the product is a drug. If the product is determined to be a drug, then it needs to be licensed as one and available only as a prescription item. The Food and Drug Administration has tried unsuccessfully in the past to pass legislation labeling vitamins as drugs. Due to this position, Micro does not publish any information that could be considered as "prescribing".

Micro SprayT Delivery System. Micro has developed "Micro SprayT", a delivery system in the form of a spray that is sprayed directly onto the mouth in the form of a fine mist. Micro SprayT enters the delicate tissue of the mouth and is absorbed into the bloodstream and
assimilated throughout the body.   Micro SprayT consists of vitamins
and nutrients in an aqueous solution that is delivered through a non-aerosol pump.

In-house studies have determines that Micro SprayT, derived from vegetable sources, increases the quantity of nutrients that enter into the bloodstream, provides proper nutrient levels and increases the rate at which a nutrient is absorbed.

Current Industry Background and Delivery Systems.   The metabolism of
nutrients consist of four important steps: digestion, assimilation, utilization and excretion. Digestion takes place in either the stomach where the fluids are acidic, or the small intestines where the fluids are alkaline. The proper balance of acid levels in these vital organs is crucial to the digestion process, yet as people age, increasingly less of these fluids are produced and as a result, the level of nutrient absorption is decreased.

NBC's Today Show reported that when a variety of name brand vitamins were tested, 36% of the vitamin pills failed to disintegrate quickly enough to be absorbed into the bloodstream. In order to combat this problem, tablet manufacturers often attach a catalyst (chelator) to the minerals that will aid in the digestion process, however, normally up to 80% of the tablet can become chelator and only 20% of the content is actually pure mineral. In addition, minerals are typically unstable and easily destroyed in the digestive tract and the acid in the stomach can actually deactivate enzymes before they reach the site of optimal activity. To counter this difficulty, manufacturers enteric-coat pancreatic and other similar acid sensitive ingredients to prevent destruction in the stomach. The coating must be resistant to acid in the stomach, yet dissolve in the alkaline environment of the small intestine. As individuals vary greatly in the levels of acid in their stomachs and the alkaline levels of their small intestines, if coatings are improperly balanced or designed in a generic environment, the supplement will be wasted.

Assimilation takes place primarily in the small intestines where adverse effects can result from a multitude of factors. Some nutrients react to one another and compete for absorption. Some even require that your body secretes special proteins as carriers before being absorbed, while others are best absorbed when fat and oils are induced into the body's diet as a carrier. The result of assimilation complications is known to cause, among other ailments, unpleasant side effects such as nausea and gastrointestinal discomfort. In addition, digestive organs such as the liver, kidneys and stomach are taxed unnecessarily, as the nutrients do not always break down and might not offer the body any nutritional value.

Manufacturing. Micro will package its product line. Most packaging will be done in house, some will be done by independent packaging companies across the nation. Micro supplies the packaging Corporation with the finished product in measured-premixed form, so that a measured amount can be inserted into the vials by the packaging Corporation. The vials are filled, labeled and packaged for distribution. Micro will offer variations of their product for private label.

Service and Support. Micro guarantees its products to 100% satisfaction. If a customer is not satisfied with the product for any reason, the product will be replaced or the price refunded.

Marketing. Micro shall position its marketing efforts to target large retail store chains and is presently in negotiations with several large distributors. Micro has entered into an agreement with three large distributors and marketing representatives for the distribution of its products in the northwest, mid west, and New England. The distributors receive commissions on each product sold. The target market extends to drug, grocery, health food stores, fitness clubs, established physicians, chiropractors and even veterinarians.

New Products.    Micro shall continue to pursue the development of new
products as funds allow.

Advertising and Name Brand Awareness.   In order to increase the
number of new distributors and expand the customer base, Micro shall utilize a portion of the proceeds of the Offering to finance media campaigns encompassing a broad communication spectrum ranging from network television to the Internet, and trades.

International Markets. Micro shall pursue its expansion into the foreign markets.

ITEM 2.  PROPERTIES.

Micro's executive offices are located at 29 Lakeside Drive, P.O. Box 19296, Johnston, Rhode Island 02919. These offices consist of 400 square feet for office, product development, product testing and is leased at the rate of $600 per month.


ITEM 3.    LEGAL PROCEEDINGS.

The Company is named as defendant in legal action alleging breach of
fiduciary duties.   The Company intends to vigorously defend this
action and is not inclined to seek an out of court settlement. The case is currently in the discovery stage and the ultimate resolution of the matter is not ascertainable at this time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended March 31, 2000, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded in the over-the-counter market and listed on the NASDAQ Bulletin Board under the symbol "MLAR-BB.

The following table sets forth the range of high ask and low bid quotations for the Company's common stock for each quarter since commencement of trading (July 8, 1998), as reported by the OTC
Bulletin Board.   The Company's market makers are Hill, Sharpe
Capital, Inc. and Paragon Securities. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

       Quarter  Ended              High Ask          Low Bid

             9/30/98                 $4.00            $4.00
            12/31/98                 $6.062           $.375
             3/31/99                 $3.250           $.187
             6/30/99                 $3.00            $.0437
             9/30/99                 $.750            $.218
            12/31/99                 $2.125           $.218
             3/31/00                 $.52             $.37

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Demand for Micro's products will be dependent on, among other things, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Corporation's activities is the receipt of revenues from the sale of its products, Micro's business operations may be adversely affected by its competitors and prolonged recessionary periods.

Micro is entering a phase of conversion from a Development Stage Corporation to an Operational Corporation. Agreements have been reached to provide key personnel in the areas of marketing and sales. An agreement has been reached with three large distributors to include the west coast, mid west and New England. Preliminary market research was conducted to arrive at the flavorings for the Micro SprayT product line. Micro sent a representative to the National Association of Chain Drug Stores (NACDS) trade convention in Philadelphia, PA also the packaging show in Chicago Ill. The Corporation plans to use a "target" marketing approach for the distribution of its Micro SprayT product line.

Capital and Source of Liquidity. Micro currently has no material commitments for capital expenditures.

For the year ended March 31, 2999, Micro acquired property and equipment of $15,469 and received proceeds form the sale of equipment
of $9,825.   Micro repaid loans to related parties of $261.   As a
result, for the year ended March 31, 2000, Micro had net cash used for investing activities of $5,383.

For the year ended March 31, 1999, Micro acquired intangible assets valued at $129,238 and acquired property and equipment of $25,756. For the year ended March 31, 1999, Micro made shareholder loans of
$24,710.   Micro had a note payable of $45,000, had $5,500 due to
shareholder and $64,030 due to a related party for the year ended
March 31, 1999.   As a result, Micro had net cash used in investing
activities of $65,174 for the year ended March 31, 1999.

For the year ended March 31, 2000, Micro had amounts due to related parties of $15,800 resulting in net cash provided by financing activities of $15,800.

For the year ended March 31, 1999, Micro received proceeds of $182,198
from the issuance of its common stock.   Micro also received services
valued at $572,455 in exchange for its common stock for the year ended
March 31, 1999.   As a result, Micro had net cash provided by
financing activities of $754,653 for the year ended March 31, 1999.

On a long term basis, liquidity is dependent on commencement of operations as discussed above, receipt of revenues, additional infusions of capital and debt financing. Micro believes that additional capital and debt financing in the short term will allow Micro to increase its marketing and sales efforts and become a fully operational Corporation thereafter resulting in increased revenue and greater liquidity in the long term. However, there can be no assurance that Micro will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.
Micro is accurately classified as a "development stage Corporation" and as such has conducted startup and development operations that include:
   completed photo shoots, created Corporation logos, brochures, sales literature, product labels and packaging design, UPCs prepared the product line of six items for distribution roll out completed negotiations with three large distributors to include west coast, mid west, and New England to represent and sell the companies product lines to national chains

Micro has not received any material revenues since inception.

For the year ended March 31, 2000, Micro had operating expenses of $1,144,851 and had a net loss of $1,151,823 resulting in a loss per
common share of $.11.   These operating expenses consisted primarily
of advertising and public relations of $371,976, legal and professional fees of $102,121, fulfillment expense of $68,277, research and development of $185,458, investor services of $156,000, laboratory supplies of $2,435, telephone of $17,663, depreciation of $8,661, amortization of $5,050, rent of $26,265, automobile expense of $14,235, travel expense of $3,713, website start up expense of $108,550, office supplies o $4,695, consult of $101,248, repairs and maintenance of $2,033, postage of $1,511, bank service charges of $806, printing of $119, dues and subscriptions of $925, utilities expense of $936, directors compensation of $10,000, distribution services of $5,600 and miscellaneous expense of $574.

For the year ended March 31, 1999, Micro had operating expenses of $444,156 and had a net loss of $440,507 resulting in a loss per common share of $.04. These operating expenses consisted primarily of advertising and public relations of $103,008, legal and professional fees of $111,444, research and development of $51,022, telephone expense of 18,959, rent of $24,200, automobile expense of $14,272, freight expense of $62,107 and other miscellaneous expenses of $59,133

Plan of Operation. Micro is in the development stage and has not conducted any significant operations to date or received any material operating revenues. Micro may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in Micro's stage of development, many of which are beyond Micro's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Micro is not delinquent in any of its obligations even though Micro has generated limited operating revenues. The Corporation intends to market its products and services utilizing cash made available from the private sale of its securities and operations. Micro's management is of the opinion that the proceeds of the sales of its securities and future revenues will be sufficient to pay its expenses for the next twelve months.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements


                 [Letterhead of Cayer Prescott Clune Chatellier]

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Micro Laboratories, Inc.


We have audited the balance sheet of MICRO LABORATORIES, INC. (a development stage Company) as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the period form August 8, 1997 (inception) to
March 31, 2000.   The financial statements are the responsibility of
the Company's management.   Our responsibility is to express an
opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing
standards.   Those standards require that we plan and perform the
audits to obtain reasonable assurance about whether the financial
statements are free of material misstatement.   An audit includes
examining, on a test basis, evidence supporting the amounts and
disclosures in the financial statements.   An audit also includes
assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial
statement presentation.   We believe that our audits provide a
reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MICRO LABORATORIES, INC. for the year ended March 31, 2000 and for the period from August 8, 1997 to March 31, 2000, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that
the Company will continue as a going concern.   As discussed in Note 1
to the financial statements, the Company is a development stage
enterprise.   The Company has not yet commenced its principal
operations and has focused its efforts on the raising of capital and
the development and marketing of its products.   Accordingly, the
Company has no operating history, which raises substantial doubt about its ability to continue as a going concern as discussed in Note 6.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

July 7, 2000

/s/Cayer Prescott Clune & Chatellier, LLP

            MICRO LABORATORIES, INC.
          (A Development Stage Company)
                 Balance Sheet
                March 31, 2000

ASSETS
                                                               2000
Current Assets
      Prepaid expenses                                      $  20,033
      Due from related parties                                 27,664
      Inventory                                                27,040
                                                         ------------
          Total Current Assets                                 74,737
                                                         ------------
Property and Equipment
     Machinery and equipment                                   47,070
     Computer software                                         11,723
     Furniture and fixtures                                     3,664
     Leasehold improvements                                     2,357
                                                         ------------
                                                              64,814
 Less accumulated depreciation                              ( 16,232)
                                                         ------------                   -
          Net Property and Equipment                          48,582

Other Assets
     Deposits                                                     600
     Formulas and trademarks (net of accum.amort.)             60,600
                                                         ------------
              Total Other Assets                               61,200
                                                        -------------

          Total Assets                                       $184,519
                                                         ============

LIABILITIES & EQUITY

Current Liabilities
     Accounts payable                                      $  261,562
     Due to related parites                                   124,830
                                                         ------------
           Total Current Liabilities                          386,392
                                                         ------------

Stockholders Equity
     Common  stock                                             11.338
     Additional paid-in capital                             1,531,345
     Accumulated deficit                                   (1,744,556)
                                                          -----------
          Total  Stockholders Equity                         (201,873)
                                                          -----------

          Total Liabilities & Equity                         $184,519
                                                          ===========


             SEE NOTES TO FINANCIAL STATEMENTS

          MICRO LABORATORIES, INC.
      (A Development Stage Company)
      STATEMENTS OF OPERATIONS
        YEAR ENDED MARCH 31, 200
   AND THE PERIOD FROM AUGUST 8, 1997 (DATE OF INCEPTION)
          TO MARCH 31, 2000

                                             Year Ended         August 8, 1997 (inception)
                                            March 31, 2000           to March 31, 2000
                                              --------                 ---------

Net Sales                                   $           0               $           0
                                            -------------               -------------
Cost of goods sold                                      0                           0
                                            -------------               -------------
Operating Expenses:
     Advertising and public relations            317,976                      469,406
     Legal and professional fees                 102,121                      271,692
     Fulfillment expense                          68,277                       68,277
     Research and development                    185,458                      236,480
     Investor services                           156,000                      156,000
     Laboratory supplies                           2,435                       16,831
     Payroll and payroll taxes                         0                       18,959
     Telephone                                    17,663                       37,264
     Incorporation fees                                0                        6,501
     Depreciation                                  8,662                       19,280
     Amortization                                  5,050                       15,150
     Rent                                         26,265                       52,865
     Automobile expense                           14,235                       29,705
     Travel expense                                3,713                        9,756
     Insurance expense                                 0                        4,368
     Website start up expense                    108,550                      116,177
     Samples                                           0                          827
     Office supplies                               4,695                       11,795
     Consulting                                  101,248                      163,855
     Freight                                           0                        2,277
     Repairs and maintenance                       2,033                        4,773
     Meals and entertainment                           0                        1,312
     Outside services                                  0                          168
     Postage                                       1,511                        2,774
     Bank service charges                            806                        1,248
     Printing                                        119                        1,635
     Dues and subscriptions                          925                        2,227
     Licenses and fees                                 0                        2,080
     Contributions                                     0                           30
     Utilities expense                               936                        1,534
     Directors compensation                       10,000                       10,000
     Distribution services                         5,600                        5,600
     Miscellaneous expense                           574                        1,711
                                               ---------                   ----------
          Total Operating Expenses             1,144,851                    1,742,557
                                               ---------                   ----------
Loss from Operations                          (1,144,851)                  (1,742,557)

Other Income (Loss):
     Loss on sale of assets                      (8,653)                       (8,653)
     Interest income                               1,681                        6,654
                                               ---------                    ---------
          Net Other Income(loss)                  (6,972)                      (1,999)
                                               ---------                    ---------
Net Loss                                     $(1,151,823)                 $(1,744,556)
                                                =========                   =========

Loss per common share and loss per common
   share - assuming dilution                 $      0.11                  $      0.16
                                             ===========                  ===========

                SEE NOTES TO FINANCIAL STATEMENTS

                 MICRO LABORATORIES, INC.
               (A Development Stage Company)
                 STATEMENTS OF CASH FLOWS
                YEAR ENDED MARCH 31, 2000
      AND THE PERIOD FROM AUGUST 8, 1997 (DATE OF INCEPTION)
                  TO MARCH 31, 2000

                                                    Year Ended       August 8, 1997 (inception)
                                                  March 31, 2000         to March 31, 2000
                                                      --------           -----------------
Cash flows from operating activities:
     Net income                                 $  (1,151,823)               $(1,744,556)
     Adjustments to reconcile net income to
        net cash used for operating activities:
        Value of services received in exchange
           For common stock                           372,030                    945,335
        Depreciation and amortization                  13,711                     31,382
        Loss on sale of equipment                       8,653                      8,653
     (Increase) decrease:
        Prepaid expenses                              134,683                    (20,033)
        Inventory                                     (14,886)                   (27,040)
        Deposits                                        4,000                    (   600)
        Increase (decrease) in:
        Accounts payable                              210,316                    261,562
                                                -------------                -----------
          Net cash used by operating activities      (423,316)                  (545,297)

Cash Flows from Investing activities:
     Acquisition of property and equipment           ( 15,469)                   (79,142)
     Acquisition of formulas and trademarks                 0                    (75,750)
     Proceeds from sale of equipment                    9,825                      9,825
     Repayment from (loans to) to related parties         261                    (27,664)
                                                 ------------                -----------
       Net cash used for investing activities          (5,383)                  (172,731)

Cash Flows from Financing activities:
     Proceeds from issuance of common stock                 0                    593,198
     Amounts due to related parties                    15,800                    124,830
                                                 ------------                 ----------
        Net cash provided by financing activities      15,800                          0
                                                 ------------                 ----------
Net decrease in cash
Cash balance, beginning of period                    (412,899)                         0
                                                 ------------                 ----------
Cash balance, end of period                       $         0                          0
                                                  ===========                 ==========


        SEE NOTES TO FINANCIAL STATEMENTS

               MICRO LABORATORIES, INC.
               -------------------------
            (A DEVELOPMENT STAGE COMPANY)

        STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  YEAR ENDED MARCH 31, 2000
       AND THE PERIOD FROM AUGUST 8, 1997 (DATE OF INCEPTION)
                        TO MARCH 31, 2000

                                                                     Additional
                                              Common Stock             Paid In      Accumulated
                                          Shares        Amount         Capital         Deficit
                                          ------        ------       ----------     ------------
Common stock issued for equipment through
   March 31, 1998                        3,100,000       $3,100      $   1,050
Common stock issued for services rendered
   Through March 31, 1998                  850,000          850
Common stock issued for cash through
   March 31, 1998                          348,000          348        410,652
Net loss through March 31, 1998                                                     $(152,226)
                                         ---------      --------     ---------      ----------
Balance at March 31, 1998                4,298,000        4,298        411,702       (152,226)

Common stock issued for services rendered
  For the year ended March 31, 1999      1,254,500        1,255        571,200

Common stock issued for cash for the year
   Ended March 31, 1999                  4,800,000        4,800        177,398

Net loss year ended March 31, 1999                                                  (440,507)
                                         ---------      -------       --------      ---------

Balance at March 31, 1999               10,352,500       10,353      1,160,300      (592,733)

Common stock issued for services rendered
   For the year ended March 31, 2000       985,000          985        371,045

Net loss year ended March 31, 2000                                                (1,151,823)
                                                                                  ----------

Balance at March 31, 2000               11,337,500      $11,338     $1,531,345    $(1,744,556)
                                        ==========      =======     ==========    ===========

          SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' AUDIT REPORT

                     MICRO LABORATORIES, INC.
                     ========================
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2000

------------------------------------------------------------
1.   SIGNIFICANT ACCOUNTING POLICIES

     Background
              Micro Laboratories, Inc. ("the Company") was
incorporated as a Nevada Corporation on August 8, 1997.   Micro
Laboratories, Inc. is a development stage enterprise which has undertaken the development and marketing of a line of oral spray vitamins, nutrients, herbs and other oral absorption products as well as gel capsules, etc. in the United States and international market. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and
objectivity.   The accounting policies of the Company are in
accordance with generally accepted accounting principles and conform
to the standards applicable to development stage companies.   The
preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Development Stage Enterprise

The Company is a Development Stage Company as defined in financial
accounting standards.   Board Statement No. 7.   As of the balance
sheet date, the Company had not yet begun principal operations.   The
primary activities during the fiscal period covered by these financial statements were raising capital and developing vitamin products (the major source of projected revenue).

Inventories

Inventories consist of chemicals and product packaging.   Inventories
are stated at the lower of cost, determined on the first-in, first-out
(FIFO) method, or market.

Cash or cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

The Company occasionally maintains deposits in excess of federally
insured limits.   Statement of Financial Accounting Standards No. 105
identifies these items as a concentration of credit risk requiring
disclosure regardless of the degree of risk.   The risk is managed by
maintaining all deposits in high quality financial institutions.

Formulas and Trademarks

Formulas and trademarks are recorded at cost and are amortized over a period of 15 years using the straight-line method.

Property, Equipment, and Depreciation

Fixed assets are stated at cost.   Expenditures for major renewals and
betterments that extend the useful lives of fixed assets are
capitalized.   Upon retirement or other disposition, the cost and
related accumulated depreciation are removed from the account and the resulting gain or loss is reflected in results of operations. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided primarily by the use of the straight-line method over the following estimated useful lives of the assets:

Plant Asset Category            Estimated Useful Life
----------------------          --------------------

Furniture and fixtures                7 years
Leasehold improvements             31.5 years
Machinery and equipment             5-7 years
Computer software                     3 years

Revenue Recognition

Revenue will be recognized upon the invoicing and shipping of product. No revenue has been recognized as of March 31, 2000.

Advertising Costs

Advertising costs are charged to operations and are expensed as
incurred.   The total amount charged to expense as of March 31, 2000
was $469,406.

Income Taxes

The Company has adopted Financial Accounting No. 109, "Accounting for
Income Taxes" (FAS 109).   Under the provisions of FAS 109, an entity
recognizes deferred tax assets and liabilities for the future tax consequences of events that have been previously recognized in the
Company's financial statements or tax returns.   The measurement of
deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates
are not anticipated.   The adoption of FS 109 did not have an effect
on the Company's financial statements.

Net Income (Loss) Per Share

Primary net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares and dilutive common shares outstanding during the year.

2.   COMMON STOCK

Common stock issued by the Company as payment for services has been valued by management at fair market value.

3.  LEASE COMMITMENTS

The Company leases an automobile under a two-year operating lease
dated February 23, 1998.   Lease expense for the year ended March 31,
2000 amounted to $10,854.   Lease commitment fees of $10,477 were paid
at inception.   This amount was considered a prepaid expense to be
amortized over the life of the lease.   On expiration of this lease,
the agreement was renewed for an additional year, expiring February
23, 2001.

4.   RELATED PARTY TRANSACTIONS

During the year ended March 31, 2000, the Company rented office space
from a shareholder.   Rent expense for the year ended march 31, 2000
was $#7,200.   Of this amount, $3,600 was included in accounts payable
at March 31, 2000.

Due from related parties of $27,664 represents amounts paid by the Company on behalf of its officers and shareholders for personal expenses.

Due to related parties of $124,830 represents operating expenses paid on behalf of the Company by companies which are owned and operated by officers and shareholders of the Company.

5.   CONTINGENCIES

The Company is named as a defendant in legal action alleging breach of
fiduciary duties.   The Company intends to vigorously defent this action
and is not inclined to seek an out of court settlement.   The case is
currently in the discovery stage and the ultimate resolution of the
matter is not ascertainable at this time.   Accordingly, no provision
has been made in the financial statements related to this claim.

6.   GOING CONCERN STATUS-FUTURE OPERATIONS

The Company began operation in August 8, 1997 and there is no
assurance that it will reach profitability.   Since its inception, the
Company has been principally engaged in product and service
development.   As shown in the accompanying financial statements, the
Company has incurred net operating losses of $1,744,556 since its
inception   The Company is a development stage business.   Numerous
problems, many of which are beyond the Company's control, are frequently experienced by companies in this period of development - marketing and customer support problems, difficulty in dealing with competition, lack of familiarity on the part of customers and suppliers, and technical obsolescence.

The Company believes from its initial contacts with potential clients that there is a substantial market for its services; however, there can be no assurance that commercial viability can be demonstrated for
said products and services.   There can be no assurance that the
Company will ever achieve profitability on a sustained basis, if at all.

The Company's status as a going concern is dependent on its ability to successfully implement a marketing plan and generate sufficient
revenues to operate on a profitable basis.   The financial statements
do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes an the amounts used for income tax
purposes.   The deferred tax asset represent an estimate of the
decrease in taxes payable in future years as a result of temporary
differences existing at the end of the year.   The temporary
differences consist principally of net operating loss carryforwards, (approximately $1,700,000), which are not currently available.

Deferred income taxes consisted of the following at March 31, 2000:

Non-current deferred tax asset            $578,000
Valuation allowance                       (578,000)
                                         ---------
Net deferred tax asset                    $     -0-
                                         =========

The deferred tax asset noted above was calculated utilizing a blended federal and state income tax rate of 34%.

Net operating loss carryforwards are available for a period of 15
years.   The estimated net operating loss of approximately $1,700,000 at march 30, 2000 is scheduled to expire as follows:

2013                         $ 150,000
2014                           440,000
2015                         1,100,000
                            ----------
Total net operating loss    $1,700,000
                            ==========

8.  RECLASSIFICATION

Certain amounts from inception to March 31, 2000 have been reclassified to agree with the year ended March 31, 2000 presentation.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of Common Stock will have the right to vote for Directors of Micro. The Board of Directors has primary responsibility for adopting and reviewing implementation of the business plan of Micro, supervising the development business plan, review of the officers' performance of specific business functions. The Board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the
Corporation.    Directors receive no cash compensation or fees for
their services rendered in such capacity.

Mr Thistle dedicates 90% of his time to Micro.   Ms. Zawadowicz
dedicates 50% of her time to Micro.   Mr. Shvetz dedicates 10% of his
time to Micro.

The Executive Officers and Directors are:
Name                           Position              Term(s) of Office

Robert Thistle, age 59    President, Director     Inception to Present
Mark Shvetz, age 50       Treasurer, Director     Inception to Present
Irene R. Zawadowicz, age 44   Secretary             August 28, 1999 to
                                                         present


Resumes:

Robert Thistle. Mr. Thistle has been Chief Executive Officer, President and a Director of Micro from inception. From 1984 to 1991, Mr. Thistle was President of TR Productions, a Philadelphia production company. From 1991 to present, Mr. Thistle has worked as a international business and political consultant working with the countries of Russia, Pakistan, the Philippines and China. He also advises Chinese political officials in The People's Republic of China and is involved in the annual MFN renewal between China and the United States.

Mark Shvetz. Mr. Shvetz has been the Treasurer and a Director of the Corporation since inception. Mr. Shvetz has been involved in sales and marketing for 29 years. From 1993 until he joined Micro, Mr. Shvetz was self employed selling hospital products and other medical related equipment. From 1979 through 1993, he was a manager of Timmed Labeling Systems, Inc., a distributor of hospital products and capital equipment for a national medical products manufacturer. His responsibilities included interacting with hospital management and purchasing decision making staff. Mr. Shvetz received a BS in Accounting from the University of Connecticut in 1967.

Irene Zawadowicz.   Ms. Zawadowicz has been secretary of the
Corporation since August 1999.   From 1994 to 1998, Ms. Zawaowicz was
secretary in the human resources department of Butler Hospital.   From
1998 to present, Ms. Zawadowicz has been attending Johnson and Wales
University pursing a degree in information science.   Ms. Zawadowicz
received an Associate of Arts degree from the Community College of Rhode Island along with an Office Automation Certificate.

Remuneration.   Since inception, the following cash compensation has
been paid by the Corporation to its executive officers, during which there were three (3) officers.


EXECUTIVE COMPENSATION

                                                                      Long-term
Name and                                  Annual Compensation        Compensation
Principal Position              Year   Salary(1)  Bonus    Awards                   Other
Robert Thistle                   1999    (3)        -        -                          -
  President                      1998  $12,000
Mark Shvetz                      1999        -      -        -                          -
                                 1998      (1)
Irene Zawadowicz                 1999      (2)
Secretary

(1)Mr. Shvetz received 100,000 Common Shares for services rendered from inception.

(2)Pursuant to an agreement dated August 28, 1999, Ms. Zawadowicz
received 10,000 common shares as compensation for services.   Ms.
Zawadowicz received an additional 10,000 for further services rendered.

(3) Certain personal expenses of Mr. Thistle were paid for by the
Company.   See Related Party Transactions for amounts paid for and by
Mr. Thistle by the Company.

Micro has not entered into Employment Agreements with its officers.

Board of Directors Compensation.  Currently board members receive no
special compensation for meetings or time incurred.    Director
liability insurance may be provided to all members of the Board of Directors. No differentiation shall be made for any further compensation of "outside directors" and those officers of the Corporation serving in that capacity.

Stock Option Plan.    Micro shall implement an employee stock option
program.   The specifics of the plan have yet to be determined.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this filing, holders of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and
officers of the Company individually and as a group.    Each named
beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

              Current Shareholdings

                                                               Percentage of
                                Number & Class(1)              Outstanding
Name and Address                  of Shares                   Common Shares


Robert Thistle
 29 Lakeside Drive
Johnston RI 02919                  1,500,000                      12.06%

Irene R. Zawadowicz
7 Lakeside Drive
Johnston, RI 02919                    20,000                        .16%

Mark Shvetz
333 Neipsic Road
Glastonbury, CT 02924                      0                          0%

Phoenix Investment Group, Inc.
5 Cole Drive
Armonk, N& 10504-3004                869,000                       6.99%

Anthony Pate
C/o Charles Schwab & Co. Inc.
55 Dorrance Street
Providence, RI 02903               1,200,000                       9.65%

Cede & Co C/O Depository Trust Co.
P.O. Box 20
Bowling Green Station
New York NY 10004                  5,507,113                      44.28%

All Directors & Officers
  as a group (3 persons)           1,700,000                      13.67%

(1)Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 2000, the Company rented office space
from Robert Thistle, an officer and director of the Company.   Rent
expense for the year ended March 31, 2000 was $7,200.   Of this amount
$3,600 was included in accounts payable at March 31, 2000.

The Company paid $27,664 on behalf of Robert Thistle and other shareholders for personal expenses.

Beneficial Health, Inc., a company owned and operated by Robert
Thistle, paid $124,830 in operating expenses on behalf of the Company.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K



     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors
Balance Sheet.................................
Statement of Operations.......................
Statement of Stockholder's Equity................
Statement of Cash Flows..........................
Notes to Financial Statements..................

Schedules Omitted: All schedules other than those shown have been omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

(b)    List of Exhibits

          The following exhibits are filed with this report:

(2.1) Articles of Incorporation incorporated by reference to Form 10SB (2.2) Bylaws incorporated by reference to Form 10SB
(3.1) Common Stock Certificate incorporated by reference to Form 10SB



 (B)    REPORTS ON FORM 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    July 19, 2000            Micro Laboratories, Inc.

                                 /s/ Robert Thistle
                                 ------------------------------------
                                 By: Robert Thistle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/Robert Thistle                                7/19/2000
------------------------
Robert Thistle
President and Director
(Principal Executive Officer)

/s/Mark Shvetz                                   7/19/2000
------------------------
Mark Shvetz
Principal Financial Officer/Controller/Director