Form 10QSB
period 2000-06-30
MICRO LABORATORIES INC
filed 2000-08-28
CIK 1102276

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended June 30, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period               to
                                    ----------    ----------

          Commission file number -  000-28787

                    Micro Laboratories, Inc.
         Exact name of Registrant as specified in its charter)

      NEVADA                                          05-049-4587
 (State or other   (Primary Standard Industrial    (I.R.S. Employer
jurisdictions      Classification Code Number)  Identification number)
of incorporation
or organization


29 Lakeside Drive, Johnston, Rhode Island                  02919
 (Address of principal executive offices)                (Zip Code)

                       Telephone:  (401) 949-3562
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x      No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                11,338,000 Shares of Common Stock ($.001 par value)
                               (Title of Class)


Transitional Small Business Disclosure Format (check one):
    Yes           No    x
       -------       -------

                        Micro Laboratories, Inc.


PART I:        Financial Information

                     ITEM 1 - Financial statements

                     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:      Other Information

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:

                      MICRO LABORATORIES, INC.
                   (A Development Stage Company)
                           Balance Sheet
                      June 30, 2000 and 1999

ASSETS
                                   2000                   1999
                                  ------                 ------

Current Assets
   Cash                         $     0                 $65,628
   Investory                     27,040                   4,375
   Prepaid expenses               20,033                 21,539
   Loans and exchanges            27,665                  3,215
                                --------              ---------
   Total Current Assets           74,737                 94,757

Property and Equipment
   Machinery and equipment         47,070                44,524
   Computer software               11,723               140,755
  Furniture and fixtures            3,664                 3,664
  Leasehold improvements            2,357                 2,357
                                 --------              --------
Less accumulated depreciation     (17,791)               14,070)
                                 --------              --------
    Net Property and Equipment     47,023               177,230

Other Assets
  Deposits                            600                   600
  Formulas and trademarks
   (net of accum. Amort.)          60,600                75,921
                                 --------              --------
   Total Other Assets              61,200                76,521

Total Assets                     $182,960              $348,508
                                 ========              ========

 LIABILITIES AND EQUITY

Current Liabilities
   Accounts payable-trade         $261,562              $12,667
  Due to related parties           141,296               45,000
                                 ---------           ----------
   Total Current Liabilities       402,858               57,667

Stockholders' Equity
        Common Stock                11,338                5,553
         Additional paid-in
             -capital            1,531,345            1,170,600
    Accumulated deficit         (1,762,581)            (885,312)
         Total Stockholders
            Equity                (219,898)             290,841
                                 ---------            ---------
Total Liabilities and Equity      $182,960             $348,508
                                ==========             ========

                MICRO LABORATORIES INC.
            (A Development Stage Company)
                  Statement of Income
       For the Tree Months Ended June 30, 2000 and 1999

                                     2000                 1999

Revenue
Sales                            $       0             $     172

Operating Expenses
   Purchases                             0                 4,941
   Freight                               0                     0
  Advertising                            0                26,886
  Depreciation expense               1,559                     0
  Insurance expense                  1,264                     0
Amortization expense                     0                     0
Auto                                   528                 1,434
Bank service charge                      0                   870
Bookkeeping service                  2,000                 3,301
Consulting                               0                52,767
Education and training                   0                     0
Legal and accounting                10,000                13,791
Fullfilment expenses                     0                50,000
Office expense                           0                     0
Dues and subscription                    0                   925
Postage                                  0                   295
Printing                               686                     0
Professional fees                        0                 4,365
Rent                                     0                15,300
Meal and entertainment                   0                   630
Repairs and maintenance                  0                 1,759
Research and development expense         0                88,897
Office supplies                          0                 3,077
Service expense                          0                   250
Telephone                            1,663                 7,934
Travel                                   0                   100
Utilities                              125                   936
Miscellaneous                            0                     0
Payroll and payroll taxes                0                     0
Licenses                               200                     0
                                 ---------            ----------
   Total Operating Expenses         18,025               278,458
                                ----------            ----------

Loss from Operations               (18,025)              278,458
                                 ---------            ----------

Other Income
   Gain on sale of assets                0                    0
Interest income                          0                    0
                                 ---------           ----------
   Total Other Income                    0                    0
                                 ---------           ----------
Loss before Income Taxes           (18,025)            (276,605)

Provision for Income Taxes
       Provision for state
         income taxes                    0                    0
                                  --------            ---------
            Total Provision for
              Income Taxes               0                    0

Net Loss                          $(18,025)           $(276,605)
                                   =======             ========

Net Loss per common share          ($.001)

                 MICRO LABORATORIES, INC.
                 (A Development State Company)
                  Statement of Cash Flows
            For the Three Months Ended June 30, 2000

                                                  2000           1999
Cash flows from operating activities:
   Net loss                                     $(18,025)     $(276,605)
   Adjustments to reconcile net income to
      Net cash used for operating activities:
        Depreciation and amortization              1,559              0
     (Increase) decrease in assets
     Deposits                                          0          4,000
    Prepaid expenses                                   0          3,939
     Inventory                                         0          7,779
Loans/exchanges                                        0         23,860
   Increase (decrease in liabilities:
   Accounts payable                                    0        (33,079)
   Notes payable                                  16,466        (64,030)
                                               ---------     ----------
      Net cash used by operating activities       18,025        (57,531)

Investing activities:
   Acquisition of intangible assets                    0        (10,271)
    Gain on sale of asset                              0          8,653
   Acquisition of property and equipment (net)         0        (11,517)
                                                --------       --------
          Net cash used for investing
              activities                               0        (13,135)

Net increase (decrease) in cash during the period      0       (347,271)

Cash balance, beginning of period                      0        412,899

Cash balance, end of period                   $        0         $65,628
                                               =========       =========

Note 1. In the opinion of management of Micro Laboratories, Inc., the unaudited financial statements of Micro Laboratories, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at June 30, 2000, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year March 31, 2000.

              Micro Laboratories, Inc.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

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

For the three months ended June 30, 2000, Micro did not pursue any investing activities.

For the three months ended June 30, 1999, Micro acquired property and equipment (net) of $11,517, a gain on the sale of asset of $7,653 and
acquired intangible assets of $10,271.   For the three months ended
June 30, 1999, Micro had net cash used for investing activities of $(13,135).

For the three months ended June 30, 2000 and 1999, Micro did not pursue any financing activities.

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

For the three months ended June 30, 2000, Micro had a net loss of
$18,025.   Operating expenses for the three months ended June 2000
were $18,025 and consisted of insurance of $1,559, amortization expense of $1,264, bank service charge of $528, bookkeeping service of $2,000, fullfilment expenses of $10,000, professional fees of $686, telephone of $1,663, utilities of 125 and licenses of $200.

For the three months ended June 30, 1999, Micro had a net loss of $278,458 which consisted of purchases of $4,941, advertising of $26,886, auto of $1,434, bank service charge of $870, bookkeeping service of 3,301, consulting of $52,767, legal and accounting of $13,791, fullfilment expenses of $50,000, dues and subscription of $925, postage of $295, professional fees of $4,365, rent of $15,300, meal and entertainment of $630, repairs and maintenance of $1,759, research and development of $88,897, office supplies of $3,077, service expense of $250, telephone of $7,934, travel of $100 and utilities of $936.

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

MICRO LABORATORIES, INC.

PART II


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item 601 of
      Regulation S-K)

      None

(b)   Reports on Form 8-K

None




                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      /s/ Robert Thistle
                                 ----------------------------
                                     Robert Thistle, President


August 28, 2000