Form 10QSB
period 2000-09-30
MICRO LABORATORIES INC
filed 2000-12-14
CIK 1102276

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 2000

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

PART I

Item 1. Financial Statements:

MICRO LABORATORIES, INC.
(A Development Stage Company)
Balance Sheet
September 30, 2000 and 1999
Unaudited

ASSETS
                                                     2000                     1999
                                                    ------                   -------
Current Assets
     Cash                                          $      0                  $ 18,564
      Inventory                                      27,040                     4,375
      Prepaid expenses                               20,033                    21,539
      Loans and exchanges                            27,664                     3,215
                                                  ---------                 ---------
          Total Current Assets                       74,737                    47,693


Property and Equipment
     Machinery and equipment                         47,070                    51,774
     Computer software                               11,723                   140,755
     Furniture and fixtures                           3,664                     3,664
     Leasehold improvements                           2,357                     2,357
                                                  ---------                 ---------
                                                     64,814                   198,550
     Less accumulated depreciation                  (17,791)                  (14,070)
                                                  ---------                 ---------
          Net Property and Equipment                 47,023                   184,480


Other Assets
     Deposits                                           600                      600
     Formulas and trademarks (net of accum.amort)    60,600                   75,921
                                                   --------                 ---------
          Total Other Assets                         61,200                   76,521
                                                   --------                  -------

          Total Assets                             $182,960                 $308,694
                                                  =========                =========


LIABILITIES & EQUITY

Current Liabilities
     Accounts payable-trade                       $ 265,897              $   44,434
     Due to related parties                         179,933                  40,300
                                                  ---------              ----------
           Total Current Liabilities                445,830                  84,734


Stockholders Equity
     Common  stock                                   11,338                  5,553
     Additional paid-in capital                   1,531,345              1,170,600
     Accumulated deficit                         (1,805,553)              (952,193)
                                                  ---------              ---------
          Total  Stockholders Equity               (262,870)               223,960
                                                  ---------              ---------

          Total Liabilities & Equity               $182,960              $ 308,694
                                                  =========              =========

MICRO LABORATORIES, INC.
( A Development Stage Company)
Statement of Income
For the Six Months Ended September 30, 2000 and 1999
Unaudited

                                                     2000                     1999
                                                    ------                   -------
 Revenue
     Sales                                       $          0               $       554

Operating Expenses
     Purchases                                              0                     13,213
     Freight                                                0                        423
     Advertising                                            0                     26,886
     Depreciation expense                               1,559                          0
     Insurance expense                                  1,264                          0
     Amortization expense                                   0                          0
     Auto                                               3,450                      3,389
     Bank service charge                                    0                        870
     Bookkeeping service                                2,000                      7,490
     Consulting                                           450                     74,369
     Education and training                                 0                         73
     Legal and Fullfilment expenses                         0                     55,000
     Office expense                                       535                      4,108
     Dues and  subscriptions                                0                      1,035
     Postage                                                6                        595
     Printing                                           2,945                        119
     Professional fees                                      0                      7,865
     Rent                                                 450                     22,350
     Meal and entertainment                                 0                      1,026
     Repairs and maintenance                                0                      2,033
     Research and development expense                       0                     96,095
     Office supplies                                        0                          0
     Service expense                                      500                        250
     Telephone                                          4,191                     13,546
     Travel                                             2,456                      1,727
     Utilities                                            125                        933
     Miscellaneous                                         30                          0
     Payroll and payroll taxes                              0                          0
     Licenses                                             200                        200
                                                   ----------                 ----------
          Total Operating Expenses                     60,997                    355,543
                                                   ----------                  ---------
Loss from Operations                                (  60,997)                  (354,989)

Other Income
     Gain  on sale of assets                                0                      9,825
     Interest income                                        0                      1,681
                                                   ----------                   --------
          Total  Other Income                               0                     11,506
                                                   ----------                   --------
          Loss before Income Taxes                   ( 60,997)                  (343,483)
                                                   ----------                   --------

Provision for Income Taxes
     Provision for state income taxes                       0                           0
                                                   ----------                    --------
          Total Provision for Income Taxes                  0                           0


Net Loss                                            $( 60,997)                  $(343,483)
                                                      =======                     =======

MICRO LABORATORIES, INC.
(A Development Stage Company)
Statement of Cash Flows
For the Six Months Ended September 30, 2000
Unaudited

                                                                                   2000                     1999
                                                                                  ------                   -------

Cash flows from operating activities:
     Net loss                                                                 $(  60,997)               $(340,125)
     Adjustments to reconcile net income to net cash used for operating activities:
        Depreciation and amortization                                              1,559                    5,642
     (Increase) decrease in assets:
        Deposits                                                                       0                        0
        Prepaid expenses                                                               0                   17,934
      Increase (decrease) in liabilities:
        Accounts payable                                                           4,335                 ( 30,488)
        Notes payable                                                             55,103                 (  4,700)
                                                                                --------                 --------
             Net cash used by operating activities                                60,997                 ( 11,612)



Investing activities:
     Acquisition of intangible assets                                                  0                  (24,979)
     Gain on sale of asset                                                             0                        0
     Acquisition of property and equipment(net)                                        0                 (  28,025)
     Shareholder loans                                                                 0                 (     600)
                                                                                --------                 ---------
             Net cash used for investing activities                                    0                 (  53,604)


Net increase (decrease) in cash during the period                                      0                 ( 405,341)


Cash balance, beginning of period                                                      0                   412,899

Cash balance, end of period                                                     $      0                $    7,558
                                                                                ========                ==========

Note 1. In the opinion of management of Micro Laboratories, Inc., the unaudited financial statements of Micro Laboratories, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at September 30, 2000, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year March 31, 2000.

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

For the six months ended September 30, 2000, Micro did not pursue any investing activities.

For the six months ended September 30, 1999, Micro acquired property and equipment (net) of $28,025, acquired intangible assets of $24,979
and repaid shareholder loans of $600.   For the six months ended
September 30, 1999, Micro had net cash used for investing activities of $(53,604).

For the three months ended September 30, 2000 and 1999, Micro did not pursue any financing activities.

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

Results of Operations.
Micro is accurately classified as a "development stage Corporation" and as such has conducted startup and development operations that include:
   completed photo shoots, created Corporation logos, brochures, sales literature, product labels and packaging design, UPCs prepared the product line of six items for distribution roll out completed negotiations with three large distributors to include west coast, mid west, and New England to represent and sell the companies product lines to national chains.

Micro has not received any material revenues since inception.

For the six months ended September 30, 2000, Micro had a net loss of
$60,997.   Operating expenses for the six months ended September 30,
2000 were $60,997 and consisted of depreciation of $1,559, insurance of $1,264,auto expense of $3,450, bookkeeping service of $2,000, consulting of $450, office expense of $535, postage of $6, printing expense of $2,945, rent of $50, service expense of $500, telephone of $4,191, travel of $2,456, utilities of $125, licenses of $300 and miscellaneous of $30.

For the six months ended September 30, 19999, Micro had a net loss of
$354,989.   Operating expenses for the six months ended September 30,
1999 were $355,543 and consisted of purchases of $13,213, freight of $423, advertising of $26,886, auto expense of $3,389, bank service charge of $870, bookkeeping service of $7,490, consulting of $74,369 Education and training of $73, legal and fulfillment expenses of $55,000, office expense of $4,108, dues and subscriptions of $1,035, postage of $595, printing of $119, professional fees of $7,865, rent of $22,350, meals and entertainment of 1,026, repairs and maintenance of $2,033, research and development expenses of $96,095, service expense of $250, telephone of $13,546,utilities of $933, and licenses of $200.

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


December 14, 2000