Form 10QSB
period 2000-12-31
MICRO LABORATORIES INC
filed 2001-02-21
CIK 1102276

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended December 31, 2000

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

PART I

Item 1. Financial Statements:

Micro Laboratories, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2000 and 1999
(UNAUDITED)

Assets

                                            2000                  1999
                                           -------               -------
Current Assets
   Cash                                  $       0               $  18,564
   Inventory                                27,040                   4,375
   Prepaid expenses                         20,033                  21,539
   Loans and exchanges                      27,664                   3,215
                                         ---------               ---------
          Total Current Assets              74,737                  47,693

Property and Equipment
   Machinery and equipment                  47,070                  51,774
   Computer software                        11,723                 140,755
   Furniture and fixtures                    3,664                   3,664
   Leasehold improvements                    2,357                   2,357
                                         ---------                --------
                                            64,814                 198,550
   Less accumulated depreciation           (17,791)                (14,070)
                                         ---------                --------
    Net Property and Equipment              47,023                 184,480

Other Assets
   Deposits                                    600                     600
   Formulas and trademarks
     (net of accum. amort.)                 60,600                  75,921
                                          --------                --------
            Total Other Assets              61,200                  76,521
                                          --------                --------

            Total Assets                  $182,960                $308,694
                                          ========                ========

                      LIABILITIES AND EQUITY

Current Liabilities
   Accounts payable-trade                 $265,197               $  50,134
                                           187,192                  40,300
                                          --------               ---------
             Total Current Liabilities     452,389                  90,434

Stockholders Equity
   Common stock                             11,338                   5,553
   Additional paid-in-capital            1,531,345               1,170,600
   Accumulated deficit                  (1,812,112)               (957,893)
                                         ---------               ---------
             Total Stockholders Equity    (269,429)                218,260
                                         ---------               ---------

             Total Liabilities & Equity   $182,960                $308,694
                                         =========                ========

Micro Laboratories, Inc.
(A Development Stage Company)
Statement of Income
For the Nine Months Ended
December 31,

 (UNAUDITED)

                                              2000                 1999
Revenue
   Sales                                     $        0           $   554

Operating Expenses
   Purchases                                          0             13,213
   Freight                                            0                423
   Advertising                                        0             26,886
   Depreciation expense                           1,559                  0
   Insurance expense                              1,264                  0
   Amortization expense                               0                  0
   Auto                                           4,505              3,389
   Bank service charge                                0                870
   Bookkeeping service                            2,000              7,490
   Consulting                                       450             74,369
   Education and training                             0                 73
   Legal and accounting                          40,836             21,948
   Fullfilment expenses                               0             55,000
   Office expense                                 3,481              4,108
   Dues and subscriptions                            77              1,035
   Postage                                          344                595
   Printing                                       3,135                119
   Professional fees                                900              7,865
   Rent                                             780             23,550
   Meals and Entertainment                            0              1,026
   Repairs and maintenance                            0              2,033
   Research and development expense                   0            100,595
   Office supplies                                  125                  0
   Service expense                                  500                250
   Telephone                                      4,510             13,546
   Travel                                         2,456              1,727
   Utilities                                        403                933
   Miscellaneous                                     30                  0
   Payroll and payroll taxes                          0                  0
   Licenses                                         200                200
                                                 ------             ------
             Total Operating Expenses            67,555            361,243
                                                -------           --------

Loss from Operations                            (67,555)          (360,689)

Other Income
   Gain on sale of assets                             0              9,825
   Interest income                                    0              1,681
                                                -------            -------
             Total Other Income                       0             11,506
                                                -------            -------

             Loss before Income Taxes           (67,555)          (349,183)
                                                -------            -------

Provision for Income Taxes
   Provision for state income taxes                   0                  0
                                                -------            -------
         Total Provision for Income Taxes             0                  0

Net Loss                                       $(67,555)         $(349,183)

Micro Laboratories, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months Ended
December 31,

 (UNAUDITED)

                                                 2000                 1999
Cash flows from operating activities:
   Net loss                                   $(67,555)            $(349,183)
   Adjustments to reconcile net income to
      net cash used for operating activities:
      Depreciation and amortization              1,559                     0
   (Increase) decrease in assets:
      Inventory                                      0                 7,779
      Deposits                                       0                     0
      Prepaid Expenses                               0                 5,797
    Increase (decrease) in liabilities:
      Accounts payable                           3,635                 4,388
      Notes payable                             62,361                (4,700)
                                              --------              --------
           Net cash used by
              operating activities              67,555              (355,919)

Investing activities:
   Acquisition of intangible assets                  0               (30,127)
   Gain on sale of asset                             0                     0
   Acquisition of property and equipment (net)       0               (29,763)
   Shareholder loans                                 0                     0
                                              --------               -------
            Net cash used for investing activities   0               (58,415)

Net increase (decrease) in cash during the period    0              (394,334)

Cash balance, beginning of period                    0               412,899

Cash balance, end of period                     $    0             $  18,565
                                                ======             =========

Note 1. In the opinion of management of Micro Laboratories, Inc., the unaudited financial statements of Micro Laboratories, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at December 31, 2000, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year March 31, 2000.

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

For the nine months ended December 31, 2000, Micro did not pursue any investing activities.

For the nine months ended December 31, 1999, Micro acquired property and equipment (net) of $29,763 and acquired intangible assets of
$30,127.   For the nine months ended December 31, 1999, Micro had net cash used for investing activities of $58,415.

For the nine months ended December 31, 2000 and 1999, Micro did not pursue any financing activities.

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

For the nine months ended December 31, 2000, Micro had a net loss of
$67,555.   Operating expenses for the nine months ended December 31,
2000 were $67,555 and consisted of depreciation of $1,559, insurance of $1,264 ,auto expense of $4,505, bookkeeping service of $2,000, consulting of $450, office expense of $3,481, legal and accounting of $40,836, postage of $344 , printing expense of $3,135, rent of $780, service expense of $500, telephone of $4,510, travel of $2,456, utilities of $403, licenses of $200 and miscellaneous of $1,132.

For the nine months ended December 31, 1999, Micro had a net loss of
$306,689.   Operating expenses for the nine months ended December 31,
1999 were $361,243 and consisted of purchases of $13,213, freight of $423, advertising of $26,886, auto expense of $3,389, bank service charge of $870, bookkeeping service of $7,490, consulting of $74,369, education and training of $73, legal and accounting expenses of $21,948, office expense of $4,108, dues and subscriptions of $1,035, postage of $595, printing of $119, professional fees of $7,865, rent of $23,550, meals and entertainment of $1,026, repairs and maintenance of $2,033, research and development expenses of $100,595, service expense of $250, telephone of $13,546,utilities of $933, and licenses of $200, fullfilment expenses of $55,000 and miscellaneous expenses of $1,727.

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


February 19, 2001