Form 10KSB
period 2001-03-31
MICRO LABORATORIES INC
filed 2001-08-07
CIK 1102276

                                  FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

             [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended: 3/31/01
                                      OR
             [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from            to

                      Commission file number-000-28787

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

[x]

The Company's revenues for its most recent fiscal year were $0.00. As of March 31, 2001.

The number of shares outstanding of Company's class of common stock, as of March 31, 2001 was 11,337,500 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  ____   No  _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)

Yes  ____   No  __x__

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

The following table sets forth the range of high ask and low bid quotations for the Company's common stock for the quarter ended as of the dates set forth below since commencement of trading (July 8, 1998), as reported
by the OTC Bulletin Board.   The Company's market makers are Hill, Sharpe
Capital, Inc. and Paragon Securities. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

       Quarter  Ended              High Ask          Low Bid

             9/30/98                 $4.00            $4.00
            12/31/98                 $6.062           $ .375
             3/31/99                 $3.250           $ .187
             6/30/99                 $3.00            $ .0437
             9/30/99                 $ .750           $ .218
            12/31/99                 $2.125           $ .218
             3/31/00                 $ .52            $ .37

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

For the year ended March 31, 2001, Micro did not acquire property or equipment and received no proceeds form the sale of equipment. Micro did not repay loans to related parties in the year ended March 31, 2001. As a result, for the year ended March 31, 2001, Micro had net cash used for investing activities of $0.

For the year ended March 31, 2000, Micro had amounts due to related parties of $15,800 resulting in net cash provided by financing activities of $15,800.

For the year ended March 31, 2001, Micro received proceeds no from the issuance of its common stock. As a result, Micro had net cash provided by financing activities of $0 for the year ended March 31, 2001.

On a long term basis, liquidity is dependent on commencement of operations as discussed above, receipt of revenues, additional infusions of capital and debt financing. Micro believes that it requires additional capital and debt financing in the short term will allow
Micro to continue its marketing and sales efforts and become a fully operational Corporation thereafter resulting in increased revenue and greater liquidity in the long term. However, there can be no assurance that Micro will be able to obtain additional equity or debt financing in the future, if at all.

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

For the year ended March 31, 2001, Micro had operating expenses of
206,070 and had a net loss of $358,242 resulting in a loss per
common share.   These operating expenses consisted primarily
of a legal settlement, write-off of obsolete inventions and loss on impairment of assets

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial Statements

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Micro Laboratories, Inc.

     We have audited the balance sheet of MICRO LABORATORIES, INC. (a development stage Company) as of March 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended March 31, 2001 and March 31, 2000 and the period from August 8, 1997 (inception) to March 31, 2001. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MICRO LABORATORIES, INC. for the years ended March 31, 2001 and March 31, 2000 and for the period from August 8, 1997 (inception) to March 31, 2001, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise. The Company has not yet commenced its principal operations and has focused it efforts on the raising of capital and the development and marketing of its products. Accordingly, the Company has no operating history, which raises substantial doubt about its ability to continue as a going concern as discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   \s\Cayer Prescott Clune & Chatellier, LLP


August 3, 2001

                            MICRO LABORATORIES, INC
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                                MARCH 31, 2001

                                    ASSETS

Current assets:
  Prepaid expense                                           $    3,000
                                                            ----------
      Total current assets                                       3,000
                                                            ----------
Property and equipment:
  Machinery and equipment                                       47,070
  Furniture and fixtures                                         3,664
  Leasehold improvements                                         2,357
                                                            ----------
      Total property and equipment                              53,091
  Less:  accumulated depreciation                              (23,759)
                                                            ----------
      Net property and equipment                                29,332

Other assets:
  Deposits                                                         600
  Formulas and trademarks (net of accumulated amortization)      1,000
                                                            ----------
      Total other assets                                         1,600
                                                            ----------
      TOTAL ASSETS                                           $  33,932
                                                            ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                            $365,188
  Due to related parties                                       163,859
  Accrued legal settlement                                      65,000
                                                             ---------
      Total current liabilities                                594,047
                                                             ---------
Stockholders' equity:
  Capital stock-$.001 par common; authorized
   50,000,000 shares, issued and outstanding
    11,337,500 shares                                           11,338
  Additional paid-in-capital                                 1,531,345
  Deficit accumulated during the development stage          (2,102,798)
                                                             ---------
      Total stockholders' equity                              (560,115)
                                                             ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    33,932
                                                             =========

                      SEE NOTES TO FINANCIAL STATEMENTS.

                            MICRO LABORATORIES, INC
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
                 YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000
            AND THE PERIOD FROM AUGUST 8, 1997 (DATE OF INCEPTION)
                               TO MARCH 31, 2001

                                                      Year Ended       Year Ended      August 8, 1997 (inception)
                                                      March 31, 2001   March 31,2000   to March 31, 2001
Net sales                                             $        0       $           0   $            0
                                                      ------------------------------------------------
Cost of goods sold                                             0                   0                0
                                                      ------------------------------------------------
Operating expenses:
  Advertising and public relations                         6,850             317,976          476,256
  Legal and professional fees                            102,657             102,121          374,349
  Fulfillment expense                                          0              68,277           68,277
  Research and development                                19,723             185,458          256,203
  Investor services                                       18,810             156,000          174,810
  Laboratory supplies                                          0               2,435           16,831
  Payroll and payroll taxes                                    0                   0           18,959
  Telephone                                                4,510              17,663           41,774
  In Company fees                                              0                   0            6,501
  Depreciation                                             7,525               8,661           26,805
  Amortization                                                 0               5,050           15,150
  Rent                                                     8,296               26,265          61,161
  Automobile expense                                      11,228               14,235          40,933
  Travel expense                                           2,456                3,713          12,212
  Insurance expense                                            0                    0           4,368
  Website start up expense                                     0              108,550         116,177
  Samples                                                      0                    0             827
  Office supplies                                          3,740                4,695          15,535
  Consulting                                                 450              101,248         164,305
  Freight                                                      0                    0           2,277
  Repairs and maintenance                                      0                2,033           4,773
  Meals and entertainment                                      0                    0           1,312
  Outside services                                         8,539                    0           8,707
  Postage                                                  3,415                1,511           6,189
  Bank service charges                                         0                  806           1,248


                      SEE NOTES TO FINANCIAL STATEMENTS.

                            MICRO LABORATORIES, INC
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
                 YEAR ENDED MARCH 31, 2001 AND MARCH 31, 2000
            AND THE PERIOD FROM AUGUST 8, 1997 (DATE OF INCEPTION)
                               TO MARCH 31, 2001


                                               Year Ended       Year Ended       August 8, 1997 (inception)
                                               March 31, 2001   March 31, 2000   to March 31, 2001
  Printing                                          6,184             119             7,819
  Dues and subscriptions                               77             925             2,304
  Licenses and fees                                   200               0             2,280
  Contributions                                         0               0                30
  Utilities expense                                   403             936             1,927
  Directors compensation                                0          10,000            10,000
  Distribution services                                 0           5,600             5,600
  Miscellaneous expense                             1,007             574             2,718
                                               --------------------------------------------
      Total operating expenses                    206,070       1,144,851         1,948,627
                                               --------------------------------------------
Loss from operations                             (206,070)     (1,144,851)       (1,948,627)
                                               --------------------------------------------
Other income (loss):
  Legal settlement                                 65,000               0            65,000
  Loss on sale of asset                                 0          (8,653)           (8,653)
  Write-off of obsolete inventors                 (27,572)              0            29,540
  Loss on impairment of assets                    (59,600)              0            59,600
  Interest income                                       0           1,681             6,654
      Net other income (loss)                    (152,172)         (6,972)
                                                --------------------------------------------
Net loss                                        $(358,242)    $(1,151,823)      $(2,102,798)
                                                ============================================
  Loss per common share and loss per
  common share - assuming dilution              $    0.06           $0.11       $      0.16
                                                ============================================

                      SEE NOTES TO FINANCIAL STATEMENTS.

                            MICRO LABORATORIES, INC
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000
            AND THE PERIOD FROM AUGUST 8, 1997 (DATE OF INCEPTION)
                               TO MARCH 31, 2001

                                                              Additional
                                      Common Stock            Paid in     Accumulated
                                    Shares        Amount      Capital     Deficit
Common stock issued for equipment
through March 31, 1998              3,100,000      $ 3,100    $ 1,050
Common stock issued for services
rendered Through March 31, 1998       850,000          850

Common stock issued for cash
through March 31, 1998                348,000          348    410,652

Net loss through March 31, 1998                                          $  (152,226)

Balance at March 31, 1998           4,298,000        4,298    411,702       (152,226)

Common stock issued for services
rendered for the year ended
March 31, 1999                      1,254,500        1,255    571,200

Common stock issued for cash for
the year ended March 31, 1999       4,800,000        4,800    177,398

Net loss year ended March 31, 1999                                          (440,507)
                                    -------------------------------------------------
Balance at March 31, 1999          10,352,500       10,353  1,160,300       (592,733)

Common stock issued for services
rendered for the year ended
March 31, 2000                        985,000          985    371,045

Net loss year ended March 31, 2000                                        (1,151,823)
                                    -------------------------------------------------
Balance at March 31, 2000          11,337,500      $11,338 $1,531,345    $(1,744,556)

Common stock issued for services
rendered for The year ended
March 31, 2001                              0            0          0              0

Net loss year ended March 31, 2001                                          (358,242)
                                    -------------------------------------------------
Balance at March 31, 2001          11,337,500      $11,338 $1,531,345    $(2,102,798)
                                    =================================================

          SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' AUDIT REPORT.

                         MICRO LABORATORIES, INC
                      (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF CASH FLOWS
              YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000
         AND THE PERIOD FROM AUGUST 8, 1997 (DATE OF INCEPTION)
                            TO MARCH 31, 2001

                                                     Year Ended       Year Ended       August 8, 1997 (inception)
                                                     March 31, 2001   March 31, 2000   to March 31, 2001
Cash flows from operating activities:
  Net loss                                           $(358,242)       $(1,151,823)     $(2,102,798)
  Adjustments to reconcile net income to net cash
  used for operating activities:
    Value of services received in exchange for common
     stock                                                   0            372,030          945,335
    Depreciation and amortization                        7,525             13,711           38,907
    Loss on sale of equipment                                0              8,653            8,653
    Loss on impairment of assets                         71,325                 0           71,325
  (Increase) decrease in:
    Prepaid expenses                                     17,033           134,683          (20,033)
    Inventory                                            27,040           (14,886)         (10,007)
    Deposits                                                  0             4,000           26,440
  Increase (decrease) in:
    Accounts payable                                    103,626           210,316          365,188
    Accrued legal settlement                             65,000                 0           65,000
                                                     ---------------------------------------------
      Net cash used by operating activities            (66,693)          (423,316)        (611,990)
                                                     ---------------------------------------------
Cash flows from investing activities:
  Acquisitions of property and equipment                      0           (15,469)         (79,142)
  Acquisition of formulas and trademarks                      0                 0          (75,750)
  Proceeds from sale of equipment                             0             9,825            9,825
  Repayment from (loans to) related parties                   0               261          (27,664)
                                                     ----------------------------------------------
      Net cash used for investing activities                  0            (5,383)        (172,731)
                                                     ----------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                      0                 0          593,198
  Amounts due to related parties                         66,693            15,800          191,523
                                                     ----------------------------------------------
      Net cash provided by financing activities          66,693            15,800          784,721
                                                     ----------------------------------------------
Net decrease in cash                                          0          (412,899)               0

Cash balance, beginning of period                             0           412,899                0
                                                     ----------------------------------------------
Cash balance, end of period                          $        0         $       0        $       0

                   SEE NOTES TO FINANCIAL STATEMENTS.

                           MICRO LABORATORIES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


1.   SIGNIFICANT ACCOUNTING POLICIES

     Background

          Micro Laboratories, Inc. ("the Company") was incorporated as a Nevada Company on August 8, 1997. Micro Laboratories, Inc. is a development stage enterprise which has undertaken the development and marketing of a line of oral spray vitamins, nutrients, herbs and other oral absorption products as well as gel capsules, etc. in the United States and international market. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


     Development Stage Enterprise

     The Company is a Development Stage Company as defined in financial accounting standards Board Statement No. 7. As of the balance sheet date, the Company had not yet begun principal operations. The primary activities during the fiscal period covered by these financial statements were raising capital and developing vitamin products (the major source of projected revenue).


     Inventories

          Inventories consist of chemicals and product packaging. Inventories are stated at the lower of cost, determined on the first-in, first-out
     (FIFO) method, or market. As of March 31, 2001 the inventory was consider to be impaired with no value.


     Cash and cash Equivalents

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


     Formulas and Trademarks

          Formulas and trademarks are recorded at cost and are amortized over a period of 15 years using the straight-line method. As of March 31, 2001 formulas and trademarks were considered to impaired and are written down to a carrying value of $ 1,000.

                           MICRO LABORATORIES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


     Revenue Recognition

          Revenue will be recognized upon the invoicing and shipping of product. No revenue has been recognized as of March 31, 2001.


     Advertising Costs

          Advertising costs are charged to operations and are expensed as incurred. The total amount charged to expense as of March 31, 2001 was $467,256 and as of March 31, 2000 was $469,406.


     Income Taxes

          The Company has adopted Financial Accounting No. 109, "Accounting for Income Taxes" (FAS 109). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for the future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The adoption of FAS 109 did not have an effect on the Company's financial statements.


     Net Income (Loss) Per Share

          Primary net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares and dilutive common shares outstanding during the year.

                           MICRO LABORATORIES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


2.   COMMON STOCK

          Common stock issued by the Company as payment for services has been valued by management at fair market value.



3.   LEASE COMMITMENTS

          The Company leases an automobile under a thirty-five month operating
     lease  dated  January  2,  2001.   Lease expense ended for March 31, 2001
     amounted to $6,406.

          Future minimum lease payments are as follows:

          2002         $  6,747
          2003            6,747
          2004            4,498
                       --------
            Total      $ 17,992
                       ========

          The Company leases an automobile under a two-year operating lease dated February 23, 1998. Lease expense for the year ended March 31,2000 amounted to $10,854. Lease commitment fees of $10,477 were paid at inception. This amount was considered a prepaid expense to be amortized over the life of the lease. On expiration of this lease, the agreement was renewed for an additional year, expiring February 23, 2001.



4.   RELATED PARTY TRANSACTIONS

          During the year ended March 31, 2001 and 2001, the Company rented office space from a shareholder. Rent expense for the year ended March 31, 2001 and 2000 was $7,200 for both years. Of this amount, $3,600 was included in accounts payable at March 31, 2001 and 2000.

          Due to related parties of $163,859 for March 31, 2001 and $152,494 for March 31, 2000 represents operating expenses paid on behalf of the Company by officers and shareholders of the Company and also, companies which are owned and operated by officers and shareholders of the Company.



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

                           MICRO LABORATORIES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


6.   GOING CONCERN STATUS - FUTURE OPERATIONS

          The Company began operation in August 8, 1997 and there is no assurance that it will reach profitability. Since its inception, the Company has been principally engaged in product and service development. As shown in the accompanying financial statements, the company has incurred net operating losses of $2,102,798 since its inception. The Company is a development stage business. Numerous problems, many of which are beyond the Company's control, are frequently experienced by companies in this period of development - marketing and customer support problems, difficulty in dealing with competition, lack of familiarity on the part of customers and suppliers, and technical obsolescence.

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



7.   INCOME TAXES

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax asset represents an estimate of the decrease in taxes payable in future years as a result of temporary differences existing at the end of the year. The temporary differences consist principally of net operating loss carryforwards, (approximately $1,900,000), which are not currently available.

          Deferred income taxes consisted of the following at March 31, 2001 and 2000:

          Non-current deferred tax asset $646,000    $ 578,000
          Valuation allowance            (646,000)    (578,000)
                                         --------    ---------
          Net deferred tax asset $             -0-   $      -0-
                                         ========    =========

          The deferred tax asset noted above was calculated utilizing a blended federal and state income tax rate of 34%.

     Net operating loss carryforwards are available for a period of 15 years. The estimated net operating loss of approximately $1,900,000 at March 30, 2001 is scheduled to expire as follows:

          2013                    $  150,000
          2014                       440,000
          2015                     1,100,000
          2016                       210,000
                                  ----------
         Total net operating loss $1,900,000
                                  ==========

          If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and investment tax credit carryforwards which could be utilized.

                           MICRO LABORATORIES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


8.   RECLASSIFICATION

               Certain amounts from inception to March 31, 2001 have been reclassified to agree with the year ended March 31, 2001 presentation.

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

Mr. Thistle dedicates 90% of his time to Micro.   Ms. Zawadowicz
dedicates 50% of her time to Micro.

The Executive Officers and Directors are:


Name                 Age       Position              Term(s) of Office

Robert Thistle       59        President, Director   Inception to Present
Mary Nelson                    Treasurer, Director   August, 2000 to Present
Irene R. Zawadowicz  44        Secretary             August 28, 1999 to
                                                     Present

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

Remuneration.   Since inception, the following cash compensation has
been paid by the Corporation to its executive officers, during which there were four (4) officers.


                            EXECUTIVE COMPENSATION


                                                                      Long-term
Name and                                  Annual Compensation        Compensation
Principal Position              Year   Salary(1)  Bonus    Awards                   Other
Robert Thistle                   1999   -          -        -                          -
  President                      1998   $12,000    -        -                          -
Mark Shvetz                      1999   -(1)       -        -
                                 1998   -(1)       -        -                          -
Mary Nelson                      2000   -          -        -                          -
                                 1998   -          -        -                          -
Irene Zawadowicz                 1999   -(2)       -        -                          -
Secretary


(1) Mr. Shvetz received 100,000 Common Shares for services rendered from inception.

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


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 2001, the Company rented office space
from Robert Thistle, an officer and director of the Company.   Rent
expense for the year ended March 31, 2001 was $7,200.   Of this amount
$__________________ was included in accounts payable at March 31, 2001.


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

Date:    August 7, 20001         Micro Laboratories, Inc.

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


/s/Robert Thistle                                8/6/2001
------------------------
Robert Thistle
President and Director
(Principal Executive Officer)