Form 10QSB
period 2001-06-30
MICRO LABORATORIES INC
filed 2001-08-20
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES AND EXCHANGE ACT OF
     1934 For the Quarter ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
     OF THE EXCHANGE ACT
     For the transition period         to
                               ------    ------

       Commission file number -  000-28787

              Micro Laboratories, Inc.
       (Exact name of Registrant as specified in its charter)

  NEVADA                           05-049-4587
 (State or other   (Primary Standard Industrial    (I.R.S. Employer
jurisdictions      Classification Code Number)  Identification number)
of incorporation
or organization


29 Lakeside Drive,
Johnston, Rhode Island                  02919
 (Address of principal executive offices)                (Zip Code)

          Telephone:  (401) 949-3562
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

    11,338,000 Shares of Common Stock
               (Title of Class)


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

PART I
Item 1. Financial Statements:

MICRO LABORATORIES, INC.
(A Development Stage Company)
Balance Sheet
June 30, 2001 and 2000
UNAUDITED
                  ASSETS

                                           2001                   2000
Current Assets
  Cash                                  $      0              $        0
  Inventory                                    0                  27,040
  Prepaid expenses                         3,000                  20,033
  Loans and exchanges                          0                  27,664
                                          ------                --------
Total Current Assets                       3,000                  74,737

Property and Equipment
  Machinery and equipment                  47,070                 47,070
  Computer software                             0                 111723
  Furniture and fixtures                    3,664                  3,664
  Leasehold improvements                    2,357                  2,357
                                           ------                 ------
                                           53,091                 64,814
Less accumulated depreciation             (23,759)               (17,791)
                                          -------               --------
   Net Property and Equipment              29,332                 47,023

Other Assets
  Deposits                                    600                    600
  Formulas and trademarks
    (net of accum.amort.)                   1,000                 60,600
                                         --------               --------
    Total Other Assets                      1,600                 61,200
                                         --------               --------
Total Assets                              $33,932               $182,960
                                         ========               ========



LIABILITIES & EQUITY

Current Liabilities

Accounts payable-trade                   $ 370,188            $ 261,562
Accrued legal settlement                    65,000                    0
Due to related parties                     172,031              141,296
                                          --------             --------
Total Current Liabilities                  607,219              402,858


Stockholders Equity
  Common stock                              11,338               11,338
  Additional paid-in capital stock       1,531,345            1,531,345
  Accumulated deficit                   (2,115,970)          (1,762,591)
                                         ----------         -----------
  Total Stockholders Equity               (573,287)            (219,898)

Total Liabilities & Equity                $ 33,932            $ 182,960

MICRO LABORATORIES, INC.
(A Development Stage Company)
Statement of Income
For the Three Months Ended
   June 30, 2001 and 2000
UNAUDITED

                                          2001             2000
                                       --------          --------
Revenue
Sales                                 $       0          $       0

Operating Expenses
  Advertising                                 0                  0
  Depreciation expense                        0              1,559
  Insurance expense                       1,265              1,264
  Amortization expense                        0                  0
  Auto                                    2,139                528
  Bank service charge                         0                  0
  Bookkeeping service                         0              2,000
  Consulting                                  0                  0
  Investor services                           0                  0
  Legal and accounting                        0             10,000
  Fulfillment expenses                        0                  0
  Office expense                            432                  0
  Dues and subscription                       0                  0
  Postage                                   232                  0
  Printing                                  399                686
  Professional fees                           0                  0
  Rent                                      453                  0
  Meals and entertainment                     0                  0
  Repairs and maintenance                     0                  0
  Research and development expense            0                  0
  Office supplies                             0                  0
  Service expense                         5,000                  0
  Laboratory supplies                         0                  0
  Website start up expense                    0                  0
  Telephone                               2,045              1,663
  Travel                                      0                  0
  Utilities                               1,006                125
  Miscellaneous                               0                  0
  Directors compensation                      0                  0


  Distribution services                       0                  0
  Licenses                                  200                200
                                       --------           --------
  Total Operation Expenses             $ 13,171           $ 18,025

Loss from Operations                   $(13,171)          $(18,025)

Other Income
  Loss on We of assets                        0                  0
  Interest income                             0                  0
                                       --------           --------
  Total Other Income                          0                  0
                                       --------           --------
    Loss before Income Taxes            (13,171)           (18,025)

Provision for Income Taxes
  Provision for state income taxes            0                  0
                                       --------           --------
  Total Provision for Lucomc Taxes            0                  0

 Net Loss                              $(13,171)          $(18,025)
                                       ========           ========

MiCRO LABORATORIES, INC.
(A Development Stage Company)
Statement of Cash Flows
For the Three Months Ended
    June 30, 2001 and 2000
UNAUDITED

                                                2001            2000
Cash flows from operating activities:
  Net loss                                   $(13,171)        $(18,025)
  Adjustments to reconcile not income to
    net cash used for operating activities.
  Value of services received in exchange for
     common stock                                   0                0
  Depreciation and amortization                     0            1,559
  Loss on sale of equipment                         0                0
 (Increase) decrease in assets:
   Inventory                                        0                0
   Deposits                                         0                0
   Prepaid expenses                                 0                0
 Increase (decrease) in liabilities:
   Accounts payable                             5,000                0
   Notes payable                                    0           16,466
   Net cash used by operating activities        8,171           18,025

Cash flows from investing activities:
  Gain on sale of asset                             0                0
  Acquisition of property and equipment(net)        0                0
  Repayment from Loans to) related parties          0                0
                                              -------          -------
    Net cash used for investing activities          0                0

Cash flows from financing activities:
  Amounts due to related parties                8,171                0
                                              -------          -------
  Net cash provided by financing activities     8,171                0
                                              -------          -------
Net increase (decrease) in cash
   during the period                                0                0
Cash balance, beginning of period                   0                0
                                              -------          -------
Cash balance, end of period                   $     0          $     0
                                              =======          =======

Note 1.    In the opinion of management of Micro
Laboratories, Inc., the unaudited financial statements of Micro Laboratories, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at June 30, 2001, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year March 31,
2001.

              Micro Laboratories, Inc.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations:

Trends and Uncertainties. Demand for Micro's products will be dependent on, among other things, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Micro's activities is the receipt of revenues from the sale of its products, Micro's business operations may be adversely affected by its competitors and prolonged recessionary periods.

Micro is entering a phase of conversion from a development stage corporation to an operational corporation. Agreements have been reached to provide key personnel in the areas of marketing and sales. An agreement has been reached with three large distributors to include the west coast, mid west and New England. Preliminary market research was conducted to arrive at the flavorings for the Micro Spray product line.
Micro sent a representative to the National
Association of Chain Drug Stores (NACDS) trade convention in Philadelphia, PA also the packaging show in Chicago Ill. The Corporation plans to use a target marketing approach for the distribution of its Micro Spray product line.

Capital and Source of Liquidity. Micro currently has no material commitments for capital expenditures.

For the three months ended March 31, 2001 and 2000, Micro did not pursue any investing activities.

For the three months ended March 31, 2001, Micro had amounts due to related parties of $8,171 resulting in net cash provided by financing activities of $8,171.

For the three months ended March 31, 2000, Micro did not pursue any financing activities.

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

Results of Operations.

Micro is accurately classified as a development stage corporation and as such has conducted startup and development operations that include:
  - completed photo shoots, created corporation logos, brochures, sales literature, product labels and packaging design, UPCs
  - prepared the product line of six items for distribution roll out
  -   completed negotiations with three large
distributors to include west coast, mid west, and New England to represent and sell the companies product lines to national chains.

Micro has not received any material revenues since inception.

For the three months ended March 31, 2001, Micro
had a net loss of $13,171.   Operating expenses
for the three months ended March 31, 2001 were $13,171 and consisted of insurance of $1,265 ,auto expense of $2,139, office expense of $432, postage of $232, printing of $399, rent of $453, service expense of $5,000, telephone of $2,045, utilities of $1,006 and licenses of $200.

For the three months ended March 31, 2000, Micro
had a net loss of $18,025.   Operating expenses
for the three months ended March 31, 2000 were $18,025 and consisted of depreciation expense of $1,559, insurance expense of $1,264, auto of $528, bookkeeping service of $2,000, legal and accounting of $10,000, printing of $686, telephone of $1,663, utilities of $125, and licenses of $200.

Plan of Operation. Micro is in the development stage and has not conducted any significant operations to date or received any material operating revenues. Micro has experienced problems, delays, expenses and difficulties sometimes encountered by an enterprise in Micro's stage of development, many of which are beyond
Micro's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Micro is not delinquent in any of its obligations
even though Micro has generated limited operating
revenues.  Micro intends to market its products
and services utilizing cash made available from
the private sale of its securities and operations.
Micro's management is currently looking for an
acquisition candidate and is of the opinion that
the proceeds of the sales of its securities and
future revenues will not be sufficient to pay its
expenses for the next twelve months.   Advances
from its president will be required to continue the minimal operations of Micro.

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


August 20, 2001