Form 10QSB/A
period 2001-09-30
MICRO LABORATORIES INC
filed 2001-11-09
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES AND EXCHANGE ACT OF
     1934 For the Quarter ended September 30, 2001

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

PART I
Item 1. Financial Statements:

               MICRO LABORATORIES, INC.
            (A Development Stage Company)
                     Balance Sheet
               September 30, 2001 and 2000
                      (unaudited)
                          ASSETS

                                                2001                   2000
                                            --------------------------------
Current Assets
  Inventory                                         0                 27,040
  Prepaid expenses                              3,000                 20,033
  Loans and exchanges                               0                 27,664
                                             --------              ---------
Total Current Assets                            3,000                 74,737

Property and Equipment
  Machinery and equipment                      47,070                 47,070
  Computer software                                 0                 11,723
  Furniture and fixtures                        3,664                  3,664
  Leasehold improvements                        2,357                  2,357
                                             --------              ---------
                                               53,091                 64,814
Less accumulated depreciation                 (26,743)               (17,791)
                                             --------              ---------
   Net Property and Equipment                  26,348                 47,023

Other Assets
  Deposits                                        600                    600
  Formulas and trademarks
     (net of accum.amort.)                      1,000                 60,600
                                            ---------              ---------
    Total Other Assets                          1,600                 61,200
                                            ---------              ---------
Total Assets                                  $30,948               $182,960
                                            =========              =========

        MICRO LABORATORIES, INC.
      (A Development Stage Company)
             Balance Sheet
       September 30, 2001 and 2000
             (unaudited)
              continued

LIABILITIES & EQUITY

                                                   2001                2000
                                                 ----------------------------
Current Liabilities

Accounts payable-trade                         $ 366,188            $ 265,897
Accrued legal settlement                          65,000                    0
Due to related parties                           185,851              179,933
                                                --------             --------
Total Current Liabilities                        617,039              445,830


Stockholders Equity
  Common stock                                    11,338               11,338
  Additional paid-in capital stock             1,531,345            1,531,345
  Accumulated deficit                         (2,128,774)          (1,805,553)
                                              ----------           ----------
  Total Stockholders Equity                     (586,091)            (262,870)

Total Liabilities & Equity                      $ 30,948            $ 182,960
                                              ==========           ==========

     MICRO LABORATORIES, INC.
  (A Development Stage Company)
       Statement of Income
    For the Six Months Ended
   September 30, 2001 and 2000
         (unaudited)

                                          2001             2000
                                       --------          --------
Revenue
Sales                                 $       0          $       0

Operating Expenses
  Advertising                                 0                  0
  Depreciation expense                    2,984              1,559
  Insurance expense                       1,265              1,264
  Amortization expense                        0                  0
  Auto                                    3,263              3,450
  Bank service charge                         0                  0
  Bookkeeping service                         0              2,000
  Consulting                                  0                450
  Investor services                           0                  0
  Legal and accounting                    3,650             40,836
  Fulfillment expenses                        0                  0
  Office expense                            432                535
  Dues and subscription                       0                  0
  Postage                                   347                  6
  Printing                                  697              2,945
  Professional fees                           0                  0
  Rent                                    1,102                450
  Meals and entertainment                     0                  0
  Repairs and maintenance                     0                  0
  Research and development expense            0                  0
  Office supplies                            88                  0
  Service expense                         5,000                500
  Laboratory supplies                         0                  0
  Website start up expense                    0                  0
  Telephone                               3,659              4,191
  Travel                                      0              2,456
  Utilities                               3,102                125
  Miscellaneous                               0                 30
  Directors compensation                      0                  0
  Distribution services                       0                  0
  Licenses                                  385                200
                                        --------            ------
  Total Operation Expenses               25,974             60,997

Loss from Operations                    (25,974)           (60,997)

     MICRO LABORATORIES, INC.
   (A Development Stage Company)
       Statement of Income
    For the Six Months Ended
   September 30, 2001 and 2000
          (unaudited)
           continued

                                          2001             2000
                                       --------          --------
Other Income
  Loss on assets                             0                  0
  Interest income                            0                  0
                                       --------          --------
  Total Other Income                         0                  0
                                       --------          --------
    Loss before Income Taxes           (25,974)          (60,997)

Provision for Income Taxes
  Provision for state income taxes            0                 0
                                       --------          --------
  Total Provision for Income Taxes            0                 0

 Net Loss                              $(25,974)         $(60,997)
                                       ========          ========










         MICRO LABORATORIES, INC.
       (A Development Stage Company)
          Statement of Cash Flows
     For the Six Months Ended September 30, 2001

                                                     2001               2000
Cash flows from operating activities:
  Net loss                                        $(25,974)          $(60,997)
  Adjustments to reconcile net income to
    net cash used for operating activities.
  Value of services received in exchange for
     common stock                                        0                   0
  Depreciation and amortization                      2,984               1,559
  Loss on sale of equipment                              0                   0
 (Increase) decrease in assets:
   Inventory                                             0                   0
   Deposits                                              0                   0
   Prepaid expenses                                      0                   0
 Increase (decrease) in liabilities:
   Accounts payable                                  1,000               4,335
   Notes payable                                         0              55,103
                                                  --------             -------
   Net cash used by operating activities           (21,990)                  0

Cash flows from investing activities:
  Gain on sale of asset                                  0                   0
  Acquisition of property and equipment(net)             0                   0
  Repayment from loans to related parties                0                   0
                                                  --------            --------
    Net cash used for investing activities               0                   0

Cash flows from financing activities:
  Amounts due to related parties                    21,990                   0
                                                  --------            --------
  Net cash provided by financing activities         21,990                   0
                                                  --------            --------
Net increase (decrease) in cash during the period        0                   0

Cash balance, beginning of period                        0                   0
                                                  --------            --------
Cash balance, end of period                        $     0            $      0
                                                  ========            ========

Note 1.    In the opinion of management of Micro
Laboratories, Inc., the unaudited financial statements of Micro Laboratories, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at September 30, 2001, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year March 31,
2001.

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

For the six months ended September 31, 2001 and 2000, Micro did not pursue any investing activities.

For the year ended March 31, 2001, Micro did not pursue any investing activities.

For the year ended March 31, 2000, Micro acquired
property and equipment of $15,469 and received
proceeds from the sale of equipment of $9,825.  For
the year ended March 31, 2000, Micro received
repayment of $261 from related parties.   As a
result, Micro had net cash used for investing activities of $5,383 for the year ended March 31, 2000.

For the six months ended September 30, 2001, Micro received $66,693 from related parties, resulting in net cash provided by financing activities of $66,693.

For the six months ended September 30, 2000, Micro received $15,800 from related parties, resulting in net cash provided by financing activities of $15,800.

For the year ended March 31, 2001, Micro received proceeds no from the issuance of its common stock.
As a result, Micro had net cash provided by financing activities of $0 for the year ended March
31, 2001.

For the year ended March 31, 2000, Micro had amounts due to related parties of $15,800 resulting in net cash provided by financing activities of $15,800.

On a long-term basis, liquidity is dependent on commencement of operations as discussed above, receipt of revenues, additional infusions of capital and debt financing. Micro believes that additional capital and debt financing in the short term will allow Micro to increase its marketing and sales efforts and become a fully operational corporation thereafter resulting in increased revenue and greater liquidity in the long term.
However, there can be no assurance that Micro will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.

Micro is accurately classified as a development stage corporation and has conducted startup and development operations that include:
  - completed photo shoots, created corporation logos, brochures, sales literature, product labels and packaging design, UPCs
  - prepared the product line of six items for distribution roll out
  -   completed negotiations with three large
distributors to include west coast, mid west, and New England to represent and sell the companies product lines to national chains.

Micro has not received any material revenues since inception.

For the six months ended September 30, 2001, Micro
had a net loss of $25,974.   Operating expenses
for the six months ended September 30, 2001 were $25,974 and consisted of depreciation expense of $2,984, insurance expense of $1,265, auto expense of $3,263, legal and accounting expense of $3,650, office expense of $432, postage of $347, printing of $697, rent of $1,102, office supplies of $88, service expense of $5,000, telephone of $3,659, utilities of $3,102 and licenses of $385.

For the six months ended September 30, 2000, Micro
had a net loss of $60,997.   Operating expenses
for the six months ended September 30, 2000 were $60,997 and consisted of depreciation expense of $1,559, insurance expense of $1,264, auto of $3,450, bookkeeping service of $2,000, consulting of $450, legal and accounting of $40,836, office expense of $535, printing of $2,945, rent of $450, service expense of $500, telephone of $4,191, travel of $2,456, utilities of $125, miscellaneous of $30 and licenses of $200.

For the year ended March 31, 2001, Micro had operating expenses of $206,070 and had a net loss of $358,242 resulting in a loss per common share.
These operating expenses consisted primarily of a legal settlement, write-off of obsolete inventions and loss on impairment of assets

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


November 9, 2001