Form 10QSB
period 2001-12-31
MICRO LABORATORIES INC
filed 2002-02-19
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES AND EXCHANGE ACT OF
     1934 For the Quarter ended December 31, 2001

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

PART I
Item 1. Financial Statements:

               MICRO LABORATORIES, INC.
            (A Development Stage Company)
                     Balance Sheet
               December 31, 2001 and 2000
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
                                            =========              =========

        MICRO LABORATORIES, INC.
      (A Development Stage Company)
             Balance Sheet
       December 31, 2001 and 2000
             (unaudited)
              continued

LIABILITIES & EQUITY

                                                   2001                2000
                                                 ----------------------------
Current Liabilities

Accounts payable-trade                         $ 366,188            $ 265,197
Accrued legal settlement                          65,000                    0
Due to related parties                           210,162              187,192
                                                --------             --------
Total Current Liabilities                        641,350              452,389


Stockholders Equity
  Common stock                                    11,338               11,338
  Additional paid-in capital stock             2,058,345            1,531,345
  Accumulated deficit                         (2,680,085)          (1,812,112)
                                              ----------           ----------
  Total Stockholders Equity                     (610,402)            (269,429)

Total Liabilities & Equity                      $ 30,948            $ 182,960
                                              ==========           ==========

     MICRO LABORATORIES, INC.
  (A Development Stage Company)
       Statement of Income
    For the Nine Months Ended
   December 31, 2001 and 2000
         (unaudited)

                                          2001             2000
                                       --------          --------
Revenue
Sales                                 $     500          $       0

Operating Expenses
  Advertising                             3,000                  0
  Depreciation expense                    2,984              1,559
  Insurance expense                       1,265              1,264
  Auto                                    6,469              4,505
  Bookkeeping service                         0              2,000
  Consulting                            534,400                450
  Legal and accounting                    5,650             40,836
  Office expense                            432              3,481
  Dues and subscription                       0                 77
  Postage                                   796                344
  Printing                                  922              3,135
  Professional fees                       3,500                900
  Rent                                    1,962                780
  Office supplies                         1,043                125
  Service expense                         5,000                500
  Supplies                                  700                  0
  Telephone                               5,898              4,510
  Travel                                      0              2,456
  Utilities                               3,279                403
  Miscellaneous                               0                 30
  Licenses                                  385                200
                                        --------            ------
  Total Operation Expenses               577,785            67,555

Loss from Operations                    (577,285)          (67,555)

     MICRO LABORATORIES, INC.
   (A Development Stage Company)
       Statement of Income
    For the Nine Months Ended
   December 31, 2001 and 2000
          (unaudited)
           continued

                                          2001             2000
                                       --------          --------
Other Income
  Loss on assets                             0                  0
  Interest income                            0                  0
                                       --------          --------
  Total Other Income                         0                  0
                                       --------          --------
    Loss before Income Taxes          (577,285)           (67,555)

Provision for Income Taxes
  Provision for state income taxes            0                 0
                                       --------          --------
  Total Provision for Income Taxes            0                 0

 Net Loss                             $(577,285)         $(67,555)
                                       ========          ========










         MICRO LABORATORIES, INC.
       (A Development Stage Company)
          Statement of Cash Flows
     For the Nine Months Ended December 31, 2001

                                                     2001               2000
Cash flows from operating activities:
  Net loss                                       $(577,285)          $(67,555)
  Adjustments to reconcile net income to
    net cash used for operating activities.
  Value of services received in exchange for
     common stock                                        0                   0
  Depreciation and amortization                      2,984               1,559
  Loss on sale of equipment                              0                   0
 (Increase) decrease in assets:
   Inventory                                             0                   0
   Deposits                                              0                   0
   Prepaid expenses                                      0                   0
 Increase (decrease) in liabilities:
   Accounts payable                                  1,000               4,335
   Notes payable                                         0              62,361
                                                  --------             -------
   Net cash used by operating activities            (3,984)                  0

Cash flows from investing activities:
  Gain on sale of asset                                  0                   0
  Acquisition of property and equipment(net)             0                   0
  Repayment from loans to related parties                0                   0
                                                  --------            --------
    Net cash used for investing activities               0                   0

Cash flows from financing activities:
  Issuance of common stock                         527,000                   0
  Amounts due to related parties                    46,301                   0
                                                  --------            --------
  Net cash provided by financing activities        573,301                   0
                                                  --------            --------
Net increase (decrease) in cash during the period        0                   0

Cash balance, beginning of period                        0                   0
                                                  --------            --------
Cash balance, end of period                        $     0            $      0
                                                  ========            ========

Note 1.    In the opinion of management of Micro
Laboratories, Inc., the unaudited financial statements of Micro Laboratories, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at December 31, 2001, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year March 31,
2001.

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

For the nine months ended December 31, 2001 and 2000, Micro did not pursue any investing activities.

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

For the nine months ended December 31, 2001, Micro received $527,000 from the issuance of common stock and received $46,301 from related parties, resulting in net cash provided by financing activities of $573,301.

For the nine months ended December 31, 2000, Micro did not pursue any financing activities.

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

For the nine months ended December 31, 2001, Micro
had a net loss of $$577,285.   Operating expenses
for the nine months ended December 31, 2001 were $577,785 and consisted of depreciation expense of $2,984, insurance expense of $1,265, auto expense of $6,469, advertising expense of $3,000, legal and accounting expense of $5,650, consulting expense of $534,500, office expense of $432, postage of $796, printing of $922, professional fees of $3,500, rent of $1,962, office supplies of $1,043, service expense of $5,000, supplies of $700, telephone of $5,898, utilities of $3,279 and licenses of $385.

For the nine months ended December 31, 2000, Micro
had a net loss of $67,555.   Operating expenses
for the nine months ended December 31, 2000 were $67,555 and consisted of depreciation expense of $1,559, insurance expense of $1,264, auto of $4,505, bookkeeping service of $2,000, consulting of $450, legal and accounting of $40,836, office expense of $3,481, dues and subscription of $77, printing of $3,135, postage of $344, rent of $780, professional fees of $900, office supplies of

$125, service expense of $500, telephone of $4,510, travel of $2,456, utilities of $403, miscellaneous of $30 and licenses of $200.

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


February 19, 2002