Form 10KSB
period 2002-03-31
MICRO LABORATORIES INC
filed 2002-07-15
CIK 1102276

FORM 10-KSB

        SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549

 [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
 THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended: 3/31/02
                     OR
 [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to

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

Yes             No    x
    -----           ------
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

The number of shares outstanding of Company's class of common stock, as of March 31, 2002 was 49,957,500 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes         No
    ------     ------

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

Employees.   Micro has no employees

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

Micro SprayT Delivery System. Micro has developed
"Micro SprayT", a delivery system in the form of a
spray that is sprayed directly onto the mouth in
the form of a fine mist.  Micro SprayT enters the
delicate tissue of the mouth and is absorbed into
the bloodstream and assimilated throughout the
body.   Micro SprayT consists of vitamins and
nutrients in an aqueous solution that is delivered through a non- aerosol pump.

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

       Quarter  Ended              High Ask          Low Bid
             6/30/00
             9/30/00
            12/31/00
             3/31/01
             6/30/01
             9/30/01
            12/31/01
             3/31/02

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

For the years ended March 31, 2002 and 2001, Micro did not pursue any investing activities.

For the year ended March 31, 2002, Micro had amounts due to related parties of $576,352 resulting in net cash provided by financing activities of $576,352.

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

For the year ended March 31, 2002, Micro had a net
loss of $623,494.   Operating expenses for the
March 31, 2002 were $584,874 and consisted of advertising and public relations of $3,000, legal and professional fees of $9,150, laboratory supplies of $700, telephone of $7,473, depreciation of 47,522, rent of $7,962, automobile expense of $6,460, insurance of $1,264, office supplies of $1,490, consulting fees of $518,500, outside services of $4,500, postage of $838, printing of $985, licenses and fees of $395 and utilities of $4,636.

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

[LETTERHEAD OF CAYER PRESCOTT CLUNE & CHATELLIER

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Micro Laboratories, Inc.

We have audited the balance sheet of MICRO
LABORATORIES, INC. (a development stage Company) as of March 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2002 and March 31, 2001 and the period from August 8, 1997 (inception) to March 31, 2002. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MICRO LABORATORIES, INC.
as of March 31, 2002 and the results of its operations and its cash flows for the years ended
March 31, 2002 and 2001 and for the period from August 8, 1997 (inception) to March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

\s\Cayer Prescott Clune & Chatellier, LLP


July 10, 2002
Providence, Rhode Island

             MICRO LABORATORIES, INC.
            ===========================
           (A DEVELOPMENT STAGE COMPANY)

                   BALANCE SHEET
                    MARCH 31, 2002

                          ASSETS
                          ======

Current Assets:
  Prepaid expense                                        $3,000
                                                      ---------
        Total current assets                              3,000
                                                      ---------
Property and Equipment:
  Machinery and equipment                                47,070
  Furniture and fixtures                                  3,664
  Leasehold improvements                                  2,357
                                                      ---------
     Total property and equipment                        53,091
  Less:  accumulated depreciation                       (31,281)
                                                      ---------
          Net property and equipment                     21,810
                                                      ---------
Other Assets:
   Deposits                                                 600
   Formulas and trademarks (net of accumulated
     amortization and
         Write down for impairment)                       1,000
         Total other assets                               1,600
                                                     ----------
         TOTAL ASSETS                                   $26,410
                                                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $366,188
   Accrued legal settlement                              65,000
   Due to related parties                               740,211
                                                     ----------
        Total current liabilities                     1,171,399
Stockholders Equity:
   Capital stock-$.001 par common; authorized
    50,000,000 shares, issued and outstanding
    49,957,500 shares                                    49,958
   Additional paid-in capital                         1,531,345
   Deficit accumulated during development stage      (2,726,292)
                                                     ----------
          Total stockholders' equity                 (1,144,989)
                                                     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $26,410
                                                     ==========

                       SEE NOTES TO FINANCIAL STATEMENTS

          MICRO LABORATORIES, INC.
        (A DEVELOPMENT STAGE COMPANY)

          STATEMENTS OF OPERATIONS
 YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001
       AND THE PERIOD FROM AUGUST 8, 1997
    (DATE OF INCEPTION) TO MARCH 31, 2002

                                 Year Ended    Year Ended    August 8, 1997(inception)
                               March 31, 2002 March 31, 2001    to March 31, 2002
                               -------------- --------------  ------------------------
Net Sales                        $        0      $         0        $         0
                                 ----------      -----------        -----------
Cost of goods sold                        0                0                  0
                                 ----------      -----------        -----------
Operating expenses:
  Advertising and public relations    3,000            6,850            479,256
  Legal and professional fees         9,150          102,657            383,499
  Fulfillment expense                     0                0             68,277
  Research and development                0           19,723            256,203
  Investor services                       0           18,810            174,810
  Laboratory supplies                   700                0             17,531
  Payroll and payroll taxes               0                0             18,959
  Telephone                           7,473            4,510             49,247
  In company fees                         0                0              6,501
  Depreciation                        7,522            7,525             34,327
  Amortization                            0                0             15,150
  Rent                                7,962            8,296             69,123
  Automobile expense                  6,469           11,228             47,402
  Travel                                  0            2,456             12,212
  Insurance                           1,264                0              5,632
  Website start up expense                0                0            116,177
  Samples                                 0                0                827
  Office supplies                     1,490            3,740             17,025
  Consulting                        528,500              450            692,805
  Freight                                 0                0              2,277
  Repairs and maintenance                 0                0              4,773
  Meals and entertainment                 0                0              1,312
  Outside services                    4,500            8,539             13,207
  Postage                               838            3,415              7,027
  Bank service charges                    0                0              1,248
  Printing                              985            6,184              8,804
  Dues and subscriptions                  0               77              2,304
  Licenses and fees                     385              200              2,665
  Contributions                           0                0                 30
  Utilities                           4,636              403              6,573
  Directors compensation                  0                0             10,000
  Distribution services                   0                0              5,600
  Miscellaneous expense                   0            1,007              2,718
                                 ----------       ----------        -----------
     Total operating expenses       584,874          206,070          2,533,501
                                 ----------       ----------        -----------
Loss from operations               (584,874)        (206,070)        (2,533,501)
                                 ----------       ----------        -----------




Other income (loss):
  Legal settlement                        0          (65,000)           (65,000)
  Loss on sale of asset                   0                0             (8,653)
  Write-off of obsolete inventors         0          (27,572)           (27,572)
  Loss on impairment of assets      (38,620)         (59,600)           (98,220)
  Interest income                         0                0              6,654
                                   --------        ---------         ----------
     Net other income (loss)        (38,620)        (152,172)          (192,791)
                                   --------        ---------         ----------
Net loss                         $ (623,494)      $ (358,242)       $(2,726,292)
                                 ==========       ==========        ===========
  Loss per common share and loss
   per common share - assuming
   dilution                             0.02            0.03
                                 ===========      ==========

SEE NOTES TO FINANCIAL STATEMENTS

          MICRO LABORATORIES, INC
          =======================
        (A DEVELOPMENT STAGE COMPANY)

  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
  YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001
AND THE PERIOD FROM AUGUST 8, 1997 (DATE OF INCEPTION)
TO MARCH 31, 2002

                                                          Additional
                                         Common Stock      Paid in         Accumulated
                                     Shares      Amount    Capital           Deficit
                                     ------      ------    -------         -----------
Common stock issued for equipment
 Through March 31, 1998            3,100,000     $ 3,100   $ 1,050

Common stock issued for services
 Rendered through March 31, 1998     850,000         850

Common stock issued for cash through
 March 31, 1998                      348,000         348    410,652

Net loss through March 31, 1998                                           $  (152,226)
                                   ---------     -------  ---------       -----------
Balance at March 31, 1998          4,298,000       4,298    411,702          (152,226)

Common stock issued for services
 rendered for the year ended
 March 31, 1999                     1,254,500      1,255    571,200

Common stock issued for cash for
  the year ended March 31, 1999     4,800,000      4,800    177,398

Net loss year ended March 31, 1999                                           (440,507)
                                    ---------    -------   --------       -----------
Balance at March 31, 1999          10,352,500     10,353  1,160,300          (592,733)

Common stock issued for services
 rendered for the year ended
 March 31, 2000                       985,000        985    371,045
Net loss year ended March 31, 2000                                         (1,151,823)
                                    ---------    -------    -------      ------------
Balance at March 31, 2000		11,337,500	$11,338	$1,531,345	$(1,744,556)

SEE NOTES TO FINANCIAL STATEMENTS.
(Continued)

          MICRO LABORATORIES, INC
          =======================
        (A DEVELOPMENT STAGE COMPANY)

  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
  YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001
AND THE PERIOD FROM AUGUST 8, 1997 (DATE OF INCEPTION)
TO MARCH 31, 2002

                                                         Additional
                                        Common Stock      Paid in         Accumulated
                                    Shares      Amount    Capital           Deficit
                                    ------      ------    -------         -----------
Common stock issued for services
  rendered for the year ended
  March 31, 2001                          0           0           0                 0

Net loss year ended March 31, 2001                                           (358,242)
                                 ----------      ------  ----------        ----------
Balance at March 31, 2001        11,337,500     $11,338  $1,531,345        (2,102,798)

Common stock issued for services
 rendered for the year ended
 March 31, 2002                  38,620,000      38,620            0                 0

Net loss year ended March 31, 2002                                           (623,494)
                                                                           -----------
Balance at March 31, 2002        49,957,500     $49,958   $1,531,345      $(2,726,292)
                                 ----------     -------   ----------       -----------

SEE NOTES TO FINANCIAL STATEMENTS.
(Concluded)

            MICRO LABORATORIES, INC
         (A DEVELOPMENT STAGE COMPANY)

              STATEMENTS OF CASH FLOWS
  YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001
         AND THE PERIOD FROM AUGUST 8, 1997
       (DATE OF INCEPTION) TO MARCH 31, 2002

                                 Year Ended    Year Ended    August 8, 1997(inception)
                               March 31, 2002 March 31, 2001    to March 31, 2002
                               -------------- --------------  ------------------------
Cash flows from operating activities:
  Net loss                        $ (623,494)    $   (358,242)       $ (2,726,292)
  Adjustments to reconcile net income
   to net cash used for
   operating activities:
    Value of services received in
     exchange for common stock             0                0             945,335
    Depreciation and amortization      7,522            7,525              46,429
    Loss on sale of equipment              0                0               8,653
    Loss on impairment of assets      38,620           71,325             109,945
  (Increase) decrease in:
    Prepaid expenses                       0           17,033             (20,033)
    Inventory                              0           27,040             (10,007)
    Deposits                               0                0              26,440
  Increase (decrease) in:
    Accounts payable                   1,000          103,626             366,188
    Accrued legal settlement               0           65,000              65,000
                                   ---------       ----------          ----------
      Net cash used by operating
       activities                   (576,352)         (66,693)         (1,188,342)
                                   ---------       ----------          ----------
Cash flows from investing activities:
  Acquisitions of property and
    equipment                              0                0             (79,142)
  Acquisition of formulas and trademarks   0                0             (75,750)
  Proceeds from sale of equipment          0                0               9,825
  Loans to related parties                 0                0             (27,664)
                                   ---------       ----------          ----------
      Net cash used for investing
       activities                          0                0            (172,731)
                                   ---------       ----------          ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock   0                0             593,198
  Amounts due to related parties     576,352           66,693             767,875
                                   ---------       ----------          ----------
      Net cash provided by financing
       activities                    576,352           66,693           1,361,073
                                   ---------       ----------          ----------




Net decrease in cash                       0                0                   0

Cash balance, beginning of period          0                0                   0
                                   ---------       ----------          ----------
Cash balance, end of period        $       0       $        0          $        0
                                   =========       ==========          ==========

SEE NOTES TO FINANCIAL STATEMENTS

MICRO LABORATORIES, INC.
Notes to Financial Statements
March 31, 2002

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

Development Stage Enterprise
   The Company is a Development Stage Company as defined in financial accounting standards Board
Statement No. 7. As of the balance sheet date, the Company had not yet begun principal operations.
The primary activities during the fiscal period covered by these financial statements were raising capital and developing vitamin products.

Inventories
   Inventories consist of chemicals and product packaging. Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. As of March 31, 2002 the inventory was consider to be impaired with no value.

Use of Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk
   The Company occasionally maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 identifies these items as a concentration of credit risk requiring disclosure regardless of the degree of risk.

MICRO LABORATORIES, INC.
Notes to Financial Statements
March 31, 2002

1.     SIGNIFICANT ACCOUNTING POLICIES (continued)

Formulas and Trademarks
  Formulas and trademarks are recorded at cost and are amortized over a period of 15 years using the straight-line method. As of March 31, 2002, because the company has not had any revenue from operations, formulas and trademarks were considered to be impaired and are written down to a carrying value of $1,000.

Property, Equipment, and Depreciation
  Fixed assets are stated at cost. Expenditures for major renewals and betterments that extend the Useful lives of fixed assets are capitalized. Upon retirement of other disposition, the cost and related Accumulated depreciation are removed from the account and the resulting gain or loss is reflected in results of operations. Expenditures for maintenance and repairs are charged to expense as incurred.


Depreciation is provided primarily by the use of the straight-line method over the following estimated useful lives of the assets:

Plant Asset Category			Estimated Useful Life
Furniture and fixtures			          7 years
Leasehold improvements			       31.5 years
Machinery and equipment			        5-7 years
Computer software			                3 years

Revenue Recognition
  Revenue will be recognized upon the invoicing and shipping of product. No significant revenue has been recognized as of March 31, 2002.

Advertising Costs
  Advertising costs are charged to operations and are expensed as incurred. The total amount charged to expense as of March 31, 2002 and 2001 was $3,000 and $6,850, respectively.

Income Taxes
  The Company has adopted Financial Accounting No.
109, "Accounting for Income Taxes" (FAS 109).
Under the provisions of FAS 109, an entity

MICRO LABORATORIES, INC.
Notes to Financial Statements
March 31, 2002

1.     SIGNIFICANT ACCOUNTING POLICIES (continued)

recognized deferred tax assets and liabilities for the future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The adoption of FAS 109 did not have an effect on the Company's financial statements.

Net Income (Loss) Per Share
  Primary net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares and dilutive common shares outstanding during the year.

2.     COMMON STOCK

Common stock issued by the Company as payment for services has been valued by management at fair market value.

3.     LEASE COMMITMENTS

The Company leases an automobile under a thirty-five month operating lease dated January 2, 2001.
Lease expense ended for March 31, 2002 amounted to $6,747.

Future minimum lease payments are as follows:

2003	    $  6,747
2004	       4,498
          --------
Total	     $11,245
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

MICRO LABORATORIES, INC.
Notes to Financial Statements
March 31, 2002

4.     RELATED PARTY TRANSACTIONS

During the year ended March 31, 2002 and 2001, the Company rented office space from a shareholder.
Rent expense for the year ended March 31, 2002 and 2001 was $7,200.

Due to related parties of $740,211 for March 31, 2002 and $163,859 for March 31, 2001 represents operating expenses paid on behalf of the Company by officers and shareholders of the Company and also, companies which are owned and operated by officers and shareholders of the Company.

In September 2001, the Company issued 38,620,000 shares to its principal shareholder in exchange for rights to use and market product formulas developed by the principal shareholder. This transaction increased the principal shareholder's control of the outstanding voting common stock of the Company.
The formulas were valued based upon the par value of the common stock. The value of the formulas were considered to be totally impaired at March 31, 2002 (see note 1 - formulas and trademarks).

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

6.     GOING CONCERN STATUS - FUTURE OPERATIONS

The Company began operation in August 8, 1997 and there is no assurance that it will reach profitability. Since its inception, the Company has been principally engaged in product and service development. As shown in the accompanying financial statements, the company has incurred net operating losses of $2,726,292 since its inception.
The Company is a development stage business.

MICRO LABORATORIES, INC.
Notes to Financial Statements
March 31, 2002

6.     GOING CONCERN STATUS - FUTURE OPERATIONS
(continued)

Numerous problems, many of which are beyond the Company's control, are frequently experienced by companies in this period of development - marketing and customer support problems, difficulty in dealing with competition, lack of familiarity on the part of customers and suppliers, and technical obsolescence.

There can be no assurance that commercial viability can be demonstrated for said products and services, and therefore can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all.

The Company's status as a going concern is dependent on its ability to successfully implement a marketing plan and generate sufficient revenues to operate on a profitable basis. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.     INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax asset represents an estimate of the decrease in taxes payable in future years as a result of temporary differences existing at the end of the year. The temporary differences consist principally of net operating loss carryforwards, (approximately $2,700,000 at March
31, 2002 and $1,900,000 at March 31, 2001), which
are not currently available.

Deferred income taxes consisted of the following at March 31, 2002 and 2001:

Non-current deferred tax asset	$918,000      $646,000
	Valuation allowance	      (918,000)     (646,000)
                                   ---------     ---------
	Net deferred tax asset       $       0	 $       0
                                   =========     =========

The deferred tax asset noted above was calculated utilizing a blended federal and state income tax rate of 34%.

MICRO LABORATORIES, INC.
Notes to Financial Statements
March 31, 2002

7.     INCOME TAXES

Net operating loss carryforwards are available for a period of 15 years. The estimated net operating loss of approximately $2,700,000 at March 31, 2002 is scheduled to expire as follows:

2013	                   150,000
2014	                   440,000
2015	                 1,100,000
2016                     210,000
                         800,000
                      ----------
Total net operating
  loss                $2,700,000
                     ===========

If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and investment tax credit carryforwards which could be utilized.

8.     RECLASSIFICATION

Certain amounts from inception to March 31, 2002 have been reclassified to agree with the year ended
March 31, 2002 presentation.

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

The Executive Officers and Directors are:

Name                Age            Position                        Term(s) of Office
Robert Thistle      59        President, Director              Inception to Present
Irene R. Zawadowicz 44             Secretary                August 28, 1999 to Present

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

Remuneration.   For the past two fiscal years, no
remuneration has been paid to the officers of Micro.

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

              Current Shareholdings

                                                          Percentage of
                              Number & Class(1)            Outstanding
Name and Address                of Shares                 Common Shares

Robert Thistle
29 Lakeside Drive
Johnston RI 02919              40,120,000                     80.31%

Irene R. Zawadowicz
7 Lakeside Drive
Johnston, RI 02919                 20,000                       .04%

All Directors & Officers
as a group (2 persons)         40,140,000                     80.35%

(1)Pursuant to Rule 13d-3 under the Securities
Exchange Act of 1934,as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power
(including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.

ITEM 12.    CERTAIN RELATIONSHIPS AND
            RELATED TRANSACTIONS

During the year ended March 31, 2002 and 2001, the Company rented office space from a shareholder.
Rent expense for the year ended March 31, 2002 and 2001 was $7,200.

Due to related parties of $740,211 for March 31, 2002 and $163,859 for March 31, 2001 represents operating expenses paid on behalf of the Company by officers and shareholders of the Company and also, companies which are owned and operated by officers and shareholders of the Company.

In September 2001, the Company issued 38,620,000 shares to its principal shareholder in exchange for rights to use and market product formulas developed by the principal shareholder. This transaction increased the principal shareholder's control of the outstanding voting common stock of the Company.
The formulas were valued based upon the par value of the common stock. The value of the formulas were considered to be totally impaired at March 31, 2002.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT
            SCHEDULES, AND REPORTS ON
            FORM 8-K



(A) FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors
Balance Sheet
Statement of Operations
Statement of Stockholder's Equity
Statement of Cash Flows
Notes to Financial Statements

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

Date:    July 12, 2002

 Micro Laboratories, Inc.

/s/ Robert Thistle
---------------------------
By: Robert Thistle, President

Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/Robert Thistle                  July 12, 2002
------------------------
Robert Thistle
President and Director
(Principal Executive Officer)