Form 10QSB
period 2002-06-30
MICRO LABORATORIES INC
filed 2002-09-06
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549
                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES AND EXCHANGE ACT OF
     1934 For the Quarter ended June 30, 2002

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

    49,957,500 Shares of Common Stock
               (Title of Class)

Transitional Small Business Disclosure Format
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

PART I
Item 1. Financial Statements:

                MICRO LABORATORIES, INC.
              (A Development Stage Company)
                    Balance Sheets

                            ASSETS

                                                 June 30, 2002          March 31, 2002
                                                --------------------------------------
                                                  (Unaudited)              (Audited)
                                                --------------------------------------
Current Assets
   Prepaid expenses                                     $3,000                $3,000
                                                      --------             ---------
         Total Current Assets                            3,000                 3,000

Property and Equipment
   Machinery and equipment                              47,070                47,070
   Furniture and fixtures                                3,664                 3,664
   Leasehold improvements                                2,357                 2,357
                                                     ---------             ---------
                                                        53,091                53,091
   Less accumulated depreciation                       (33,162)              (31,281)
                                                     ---------             ---------
     Net Property and Equipment                         19,929                21,810

Other Assets
   Deposits                                                600                   600
   Formulas and trademarks (net of accum.amort.)         1,000                 1,000
                                                     ---------             ---------
     Total Other Assets                                  1,600                 1,600
                                                     ---------             ---------
     Total Assets                                      $24,529               $26,410
                                                     =========             =========

         SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                 MICRO LABORATORIES, INC.
               (A Development Stage Company)
                       Balance Sheets


LIABILITIES & EQUITY

                                                 June 30, 2002          March 31, 2002
                                                 -------------------------------------
                                                    (Unaudited)              (Audited)
Current Liabilities
   Accounts payable-trade                             $374,371               $366,188
   Accrued legal settlement                             65,000                 65,000
   Due to related parties                              753,048                740,211
                                                    ----------             ----------
     Total Current liabilities                       1,192,419              1,171,399

Stockholders Equity
   Common stock-$.001 par value;
     50,000,000 shares authorized,
     49,957,500 shares issued and
     outstanding                                        49,958                 49,958
   Additional paid-in capital                        1,531,345              1,531,345
   Accumulated deficit                              (2,749,193)            (2,726,292)
                                                    ----------             ----------
     Total Stockholders Equity                      (1,167,890)            (1,144,989)
                                                    ----------             ----------
     Total Liabilities & Equity                        $24,529                $26,410
                                                    ==========             ==========

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

          MICRO LABORATORIES, INC.
       (A Development Stage Company)
      Unaudited Statements of Income (Loss)
For the Three Months Ended June 30, 2002 and 2001
  And the Period From August 8, 1997 (Inception)
                to June 30, 2002

                                       Three Months     Three Months    August 8, 1997
                                           Ended             Ended      (Inception) to
                                       June 30, 2002    June 30, 2001    June 30, 2002
                                       -----------------------------------------------
Revenue
   Sales                               $       0          $       0       $         0

Operating Expenses
   Consulting                                  0                  0           692,805
   Advertising                             7,000                  0           486,256
   Legal and accounting                    6,650                  0           390,149
   Research and development                    0                  0           256,203
   Investor services                           0                  0           174,810
   Website start up expense                    0                  0           116,177
   Rent                                        0                453            69,123
   Fulfillment expense                         0                  0            68,277
   Telephone                               1,849              2,045            51,096
   Auto                                    1,766              2,139            49,168
   Depreciation expense                    1,881              1,880            36,208
   Other operating expenses                3,754              8,534           166,129
                                       ---------          ---------       -----------
      Total Operation Expenses            22,900             15,051         2,556,401
                                       ---------          ---------       -----------
Loss from Operations                     (22,900)           (15,051)       (2,556,401)
                                       ---------          ---------       -----------

Other Income (Loss)
     Loss on impairment of assets              0                  0           (98,220)
     Legal settlement                          0                  0           (65,000)
     Write-off of obsolete inventory           0                  0           (27,572)
     Loss on sale of asset                     0                  0            (8,653)
     Interest income                           0                  0             6,654
                                       ---------          ---------       -----------
          Net other loss                       0                  0          (192,791)
                                       ---------          ---------       -----------
Net Loss                                $(22,900)          $(15,051)      $(2,749,192)
                                       ---------          ---------       -----------
Loss per common share and fully
diluted loss per common share                .00                .00
                                       =========          =========

         SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

          MICRO LABORATORIES, INC.
       (A Development Stage Company)
       Unaudited Statements of Cash Flows
For the Three Months Ended June 30, 2002 and 2001
And the Period From August 8, 1997 (Inception)
            to June 30, 2002

                                      Three Months     Three Months    August 8, 1997
                                          Ended            Ended       (Inception) to
                                      June 30, 2002    June 30, 2001    March 31, 2002
                                      ------------------------------------------------
Cash flows from operating activities:
   Net loss                               $(22,900)        $(15,051)      $(2,749,192)
   Adjustments to reconcile net income
     to net cash used for operating
     activities:
      Value of services received in
        exchange for common stock                 0               0           945,335
      Depreciation and amortization           1,881           1,880            48,310
      Loss on sale of equipment                   0               0             8,653
      Loss on impairment of assets                0               0           109,945
   (Increase) decrease in assets:
      Prepaid expenses                            0               0           (20,033)
      Inventory                                   0               0           (10,007)
      Deposits                                    0               0            26,440
      Prepaid expenses                            0               0                 0
   Increase (decrease) in liabilities:
      Accounts payable                        8,182           5,000           374,370
      Accrued legal settlement                    0               0            65,000
                                           --------        --------        ----------
      Net cash used by operating activities (12,837)         (8,171)       (1,201,179)

Cash flows from investing activities:
   Gain on sale of asset                          0               0
   Acquisitions of formulas and trademarks        0               0           (75,750)
   Proceeds from sale of equipment                0               0             9,825
   Acquisitions of property and equipment(net)    0               0           (79,142)
   Loans to related parties                       0               0           (27,664)
                                           --------        --------       -----------
      Net cash used for investing activities      0               0          (172,731)

Cash flows from financing activities:
   Proceeds from issuance of common stock         0               0           593,198
   Amounts due to related parties            12,837           8,171           780,712
      Net cash provided by financing
         activities                          12,837           8,171         1,373,910
Net increase (decrease) in cash
   during the period                              0               0                 0
Cash balance, beginning of period                 0               0                 0
Cash balance, end of period                $      0        $      0          $      0
                                           --------        --------         ----------

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

MICRO LABORATORIES, INC.
Notes to Unaudited Financial Statements
June 30, 2002

1.    GOING CONCERN STATUS - FUTURE OPERATIONS

The Company began operation in August 8, 1997 and there is no assurance that it will reach profitability. Since its inception, the Company has been principally engaged in product and service development. As shown in the accompanying financial statements, the company has incurred net operating losses of $2,749,193 since its inception.
The Company is a development stage business.
Numerous problems, many of which are beyond the Company's control, are frequently experienced by companies in this period of development - marketing and customer support problems, difficulty in dealing with competition, lack of familiarity on the part of customers and suppliers, and technical obsolescence.

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

FINANCIAL STATEMENT POLICIES

Basis of Presentation
These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto prepared by the Company. Operating results for the three months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be achieved for the full year. The financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information in footnote disclosures normally required in

MICRO LABORATORIES, INC.
Notes to Unaudited Financial Statements
June 30, 2002

complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

The financial information for the quarter ended
June 30, 2002 is unaudited; however, the information reflects all adjustments that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

3.	IMPACT OF RECENTLY ISSUED ACCOUNTING
STANDARDS

In July 2001, the Financial Accounting Standards
Board ("FASB") issued Statement of Financial
Accounting Standards No. 141 ("SFAS 141"), Business
Combinations," which supercedes Accounting
Principles Board ("APB") Opinion No. 16, "Business
Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of
SFAS 141 have been adopted as of July 1, 2001. The implementation of this standard had no impact on the Company's results of operations and financial position.

In July 2001, the FASB also issued Statement of
Financial Accounting Standards No. 142 ("SFAS
142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No.
17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets.
These assets will then be subject to an impairment test at least annually. The implementation of this standard had no impact on the Company's results of operations and financial position.

In October 2001, the FASB issued Statement of
Financial Accounting Standards No. 144 ("SFAS
144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS
121"), "Accounting for the Impairment of Long-Lived

MICRO LABORATORIES, INC.
Notes to Unaudited Financial Statements
June 30, 2002

Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations -
Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and
Infrequently Occurring Events and Transactions."
SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.
The implementation of this standard had no impact on the Company's results of operations and financial position.

4.     ACCUMULATED DEFICIT AND LOSS FROM OPERATIONS

	The amounts for accumulated deficit and loss from operations at June 30, 2001 has been restated to reflect the inclusion of depreciation expense in the amount of $1,880.

Concluded

              Micro Laboratories, Inc.

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

For the three months ended June 30, 2002 and 2001, Micro did not pursue any investing activities. For the years ended March 31, 2002 and 2001, Micro did not pursue any investing activities.

For the three months ended June 30, 2002, Micro had amounts due to related parties of $12,837 resulting in net cash provided by financing activities of $12,837.

For the three months ended June 30, 2001, Micro had amounts due to related parties of $8,171 resulting in net cash provided by financing activities of $8,171.

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

Results of Operations. Micro is accurately classified as a development stage corporation and has conducted startup and development operations that include:
   - completed photo shoots, created corporation logos, brochures, sales literature, product labels and packaging design, UPCs
   - prepared the product line of six items for distribution roll out
   - completed negotiations with three large distributors to include west coast, mid west, and New
England to represent and sell the Company's product lines to national chains.

Micro has not received any material revenues since
inception. For the three months ended June 30, 2002,
Micro had a net loss of $(22,900).   Operating expenses
were $22,900 and consisted of advertising of $7,000, legal and accounting of $6,650, telephone of $1,849, auto expense of $1,766, depreciation expense of $1,881 and other operating expenses of $3,754.

For the three months ended June 30, 2001, Micro had a
net loss of $(15,051).   Operating expenses were $15,051
and consisted of rent of $453, telephone of $2,045, auto expense of $2,139, depreciation expense of $1,880 and other operating expenses of $8,534.

Plan of Operation. Micro is in the development stage and has not conducted any significant operations to date or received any material operating revenues. Micro has experienced problems, delays, expenses and difficulties sometimes encountered by an enterprise in Micro's stage of development, many of which are beyond Micro's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates, competition, product development and acceptance; and lack of distribution channels.

Micro has a working capital deficiency of $1,189,000 and is arguably delinquent on some of its obligations.
Micro intends to market its products and services utilizing cash made available from the private sale of its securities and operations.

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


August 28, 2002