Form 10QSB
period 2002-09-30
MICRO LABORATORIES INC
filed 2002-11-19
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549
                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES AND EXCHANGE ACT OF
     1934 For the Quarter ended September 30, 2002

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

         ITEM 3 - Controls and Procedures

PART II:      Other Information

         ITEM 6 - Exhibits and Reports on Form 8-K

                  PART I
         Item 1. Financial Statements:

                  Micro Laboratories, Inc.
                (A Development Stage Company)
                        Balance Sheet
                         (Unaudited)

                            ASSETS

                                                                September 30,
                                                                    2002
                                                                ------------
Current assets:
  Cash                                                           $     3,973
  Prepaid expenses                                                     3,000
                                                                  ----------
      Total current assets                                             6,973

Property and equipment, net of accumulated
  depreciation of $35,043                                             18,048

Other assets                                                           1,600
                                                                  ----------
Total assets                                                     $    26,621
                                                                 ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   379,492
  Accrued legal settlement                                            65,000
  Loans from related parties                                         767,259
                                                                  ----------
      Total current liabilities                                    1,211,751


 Common stock, $.001 par value,
  50,000,000 shares authorized, 49,957,500
  shares issued and outstanding                                       49,958
 Additional paid in capital                                        1,531,345
 (Deficit) accumulated during
  development stage                                               (2,766,433)
                                                                 -----------
                                                                  (1,185,130)
                                                                  ----------
                                                                 $    26,621
                                                                 ===========

      See accompanying notes to
       unaudited financial statements.

             Micro Laboratories, Inc.
          (A Development Stage Company)
             Statements of Operations
       Three Months and Six Months Ended
          September 30, 2002 and 2001
For the Period From Inception (August 8, 1997)
             to September 30, 2002
                (Unaudited)

                                                                          Period From
                             Three Months Ended      Six Months Ended     Inception To
                                September 30,          September 30,      September 30,
                           2002              2001    2002         2001       2002
                           ----------------------    -----------------    ------------
 Sales                    $  4,454     $       -    $  4,454     $       -  $     4,454

 Operating expenses:
  Advertising expense            -             -       7,000             -      486,256
  Professional fees         10,550         3,650      18,400         3,650      401,899
  Consulting                     -             -           -             -      692,805
  Research and development       -             -           -             -      256,203
  Investor services              -             -           -             -      174,810
  Depreciation expense       1,881         1,104       3,762         2,984       38,089
  Office expenses            3,181             -       3,305             -       20,330
  Telephone expense          2,126         1,614       3,974         3,659       53,221
  Other expenses             3,957         4,555       8,154        15,681      454,483
                         ---------     ---------   ---------     ---------    ---------
                            21,695        10,923      44,595        25,974    2,578,096
                         ---------     ---------   ---------     ---------    ---------
(Loss) from operations     (17,241)      (10,923)    (40,141)      (25,974)  (2,573,642)

Other income (expense)
  Legal settlement               -             -           -             -      (65,000)
  Loss on sale of asset          -             -           -             -       (8,653)
  Write-off of obsolete
    inventories                  -             -           -             -      (27,572)
  Loss on impairment of assets   -             -           -             -      (98,220)
  Interest income                -             -           -             -        6,654
                         ---------     ---------   ---------     ---------  -----------
                                 -             -           -             -     (192,791)
                         ---------     ---------   ---------     ---------  -----------
Net (loss)               $ (17,241)    $ (10,923)  $ (40,141)    $ (25,974) $(2,766,433)
                         =========     =========   =========     =========  ===========
Per share information:
Basic and diluted (loss)
  per common share       $       -     $       -   $       -     $       -
                         =========     =========   =========     =========

   See accompanying notes to
  unaudited financial statements.

                  Micro Laboratories, Inc.
                (A Development Stage Company)
                  Statements of Cash Flows
        Six Months Ended September 30, 2002 and 2001
        For the Period From Inception (August 8, 1997)
                    to September 30, 2002
                       (Unaudited)

                                                                            Period From
                                                   Six Months Ended         Inception To
                                                     September 30,          September 30,
                                                2002              2001          2002
                                                ----------------------      -------------
Net income (loss)                            $ (40,141)        $ (25,974)    $(2,766,433)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                -                 -         945,335
   Depreciation and amortization                 3,762             2,984          50,191
   Loss on sale of equipment                         -                 -           8,653
   Asset impairment losses                           -                 -         109,945
Changes in assets and liabilities:
(Increase) decrease in:
   Prepaid expenses                                  -                 -         (20,033)
   Inventory                                         -                 -         (10,007)
   Deposits                                          -                 -          26,440
Increase (decrease) in:
   Accounts payable                             13,304             1,000         379,492
   Accrued legal settlement                          -                 -          65,000
                                            ----------         ---------    ------------
  Total adjustments                             17,066             3,984       1,555,016
                                            ----------         ---------    ------------
  Net cash provided by (used in)
   operating activities                        (23,075)          (21,990)     (1,211,417)

Cash flows from investing activities:
   Acquisition of property & equipment               -                 -         (79,142)
   Acquisition of formulas & trademarks              -                 -         (75,750)
   Proceeds from sale of equipment                   -                 -           9,825
   Loans to related parties                          -            21,990         (27,664)
                                            ----------         ---------    ------------
  Net cash provided by (used in)
   investing activities                              -            21,990        (172,731)

Cash flows from financing activities:
   Common stock sold for cash                        -                 -         593,198
   Loans from related parties                   27,048                 -         794,923
                                            ----------         ---------    ------------
  Net cash provided by (used in)
   financing activities                         27,048                 -       1,388,121
                                            ----------         ---------    ------------
Increase (decrease) in cash                      3,973                 -           3,973




Cash and cash equivalents,
 beginning of period                                 -                 -               -
                                            ----------         ---------    ------------
Cash and cash equivalents,
 end of period                             $     3,973         $       -    $      3,973

      See accompanying notes to
    unaudited financial statements.

Micro Laboratories, Inc.
Notes to Unaudited Financial Statements
September 30, 2002

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended March 31, 2002 included in the Company's filing on Form 10-KSB.

Basic loss per share was computed using the weighted average number of common shares outstanding.

The Company had an outstanding advance balance due to related parties of $767,259 September 30, 2002.
The advance increased by $27,048 during the six months ended September 30, 2002.






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the six months ended September 30, 2002, Micro did not pursue any investing activities.

For the six months ended September 30, 2001, Micro made loans to related parties of $21,990 resulting in net cash provided by investing activities of $21, 990.

For the six months ended September 30, 2002, Micro had amounts due to related parties of $27,048 resulting in net cash provided by financing activities of $27,048.

For the six months ended September 30, 2001, Micro did not pursue any investing activities.

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

Micro received revenues of $4,454 for the six
months ended September 30, 2002. For the six months
ended September 30, 2002, Micro had a net loss of
$(40,141).   Operating expenses were $44,595 and
consisted of advertising expense of $7,000, professional fees of $18,400, depreciation expense of $3,762, office expenses of $3,305, telephone expense of $3,974 and other expenses of $8,154.

Micro received no revenues for the six months ended
September 30, 2001. For the six months ended
September 30, 2001, Micro had a net loss of
$(25,974).   Operating expenses were $25,974 and
consisted of professional fees of $3,650, depreciation expense of $2,984, telephone expense of $3,659 and other expenses of $15,681.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the
"Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form
10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                    PART II
               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.

    Not applicable.

ITEM 5.  OTHER INFORMATION.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit 99 - Certification pursuant to 18 U.S.C.
Section 1350

    (b)  Not applicable.




               SIGNATURE

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ Robert Thistle
----------------------------
Robert Thistle, President


November 18, 2002

               CERTIFICATIONS

I, Robert Thistle, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Micro Laboratories, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/Robert Thistle
--------------------------
Robert Thistle
Chief Executive Officer
Chief Financial Officer