Form 10QSB
period 2002-12-31
MICRO LABORATORIES INC
filed 2003-01-31
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549
                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES AND EXCHANGE ACT OF
     1934 For the Quarter ended December 31, 2002

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

                                                                December 31,
                                                                   2002
                                                                ------------
Current assets:
  Cash                                                           $     1,009
  Prepaid expenses                                                     3,000
                                                                 -----------
      Total current assets                                             4,009

Property and equipment, net of accumulated
  depreciation of $36,924                                             16,167

Other assets                                                           1,600
                                                                 -----------
Total assets                                                     $    21,776

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   379,492
  Accrued legal settlement                                            65,000
  Loans from related parties                                         769,073
                                                                 -----------
      Total current liabilities                                    1,213,565


 Common stock, $.001 par value,
  50,000,000 shares authorized, 49,597,500
  shares issued and outstanding                                       49,958
 Additional paid in capital                                        1,531,345
 (Deficit) accumulated during
  development stage                                               (2,773,092)
                                                                 -----------
                                                                  (1,191,789)
                                                                 -----------
                                                                 $    21,776


      See accompanying notes to financial statements.

             Micro Laboratories, Inc.
          (A Development Stage Company)
             Statements of Operations
Three Months and Nine Months Ended December 31, 2002 and 2001
For the Period From Inception (March 28, 2000) to December 31, 2002
                   (Unaudited)

                                                                        Period From
                             Three Months Ended    Nine Months Ended    Inception To
                                December 31,         December 31,       December 31,
                           2002             2001  2002           2001        2002
                          ----------------------- -------------------   -------------
 Sales                   $   1,840       $     -  $   6,294    $     -     $  6,294

 Operating expenses:
  Advertising expense          475         3,000      7,475      3,000      486,731
  Professional fees          1,050         5,500     19,450      9,150      402,949
  Consulting                     -       534,400          -    534,400      692,805
  Research and development       -             -          -          -      256,203
  Investor services              -             -          -          -      174,810
  Depreciation expense       1,881             -      5,643      2,984       39,970
  Office expenses            2,081         1,475      5,386      1,475       22,411
  Telephone expense          1,015         2,239      4,989      5,898       54,236
  Other expenses             1,997         4,697     10,151     20,378      456,480
                          --------      --------   --------     ------    ---------
                             8,500       551,311     53,095    577,285    2,586,596
                          --------      --------   --------    -------    ---------
(Loss) from operations      (6,659)     (551,311)   (46,800)  (577,285)  (2,580,301)

Other income (expense)
  Legal settlement               -             -          -          -      (65,000)
  Loss on sale of asset          -             -          -          -       (8,653)
  Write-off of obsolete
     inventories                 -             -          -          -      (27,572)
  Loss on impairment of
     assets                      -             -          -          -      (98,220)
  Interest income                -             -          -          -        6,654
                           -------      --------   --------    -------    ---------
                                 -             -          -          -     (192,791)
                           -------      --------   --------    -------    ---------
Net (loss)                 $(6,659)    $(551,311)  $(46,800) $(577,285) $(2,773,092)
                           =======     =========   ========  =========  ===========
Per share information:
Basic and diluted (loss)
  per common share         $     -     $   (0.01)  $      -  $   (0.01)
                           =======     =========   ========  =========


 See accompanying notes to financial statements.

                  Micro Laboratories, Inc.
                (A Development Stage Company)
                  Statements of Cash Flows
        Nine Months Ended December 31, 2002 and 2001
For the Period From Inception (March 28, 2000) to December 31, 2002
                         (Unaudited)

                                                                              Period From
                                                   Nine Months Ended         Inception To
                                                       December 31,          December 31,
                                                 2002              2001         2002
                                                 ----------------------      ------------
Net income (loss)                               $ (46,800)     $  (577,285) $ (2,773,092)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                   -          527,000       945,335
   Depreciation and amortization                    5,643            2,984        52,072
   Loss on sale of equipment                            -                -         8,653
   Asset impairment losses                              -                -       109,945
Changes in assets and liabilities:
(Increase) decrease in:
   Prepaid expenses                                     -                -       (20,033)
   Inventory                                            -                -       (10,007)
   Deposits                                             -                -        26,440
Increase (decrease) in:
   Accounts payable                                13,304            1,000       379,492
   Accrued legal settlement                             -                -        65,000
                                                ---------       ----------   -----------
  Total adjustments                                18,948          530,984     1,556,898
                                                ---------       ----------   -----------
  Net cash provided by (used in)
   operating activities                           (27,853)         (46,301)   (1,216,195)

Cash flows from investing activities:
   Acquisition of property & equipment                  -                -       (79,142)
   Acquisition of formulas & trademarks                 -                -       (75,750)
   Proceeds from sale of equipment                      -                -         9,825
   Loans to related parties                             -                -       (27,664)
                                                ---------       ----------    ----------
  Net cash provided by (used in)
   financing activities                                 -                -      (172,731)

Cash flows from financing activities:
   Common stock sold for cash                           -                -       593,198
   Loans from related parties                      28,862           46,301       796,737
                                                ---------       ----------    ----------
  Net cash provided by (used in)
   financing activities                            28,862           46,301     1,389,935
                                                ---------       ----------    ----------




Increase (decrease) in cash                         1,009                -         1,009
Cash and cash equivalents,
 beginning of period                                    -                -             -
                                                ---------        ---------    ----------
Cash and cash equivalents,
 end of period                                  $   1,009        $       -    $    1,009

See accompanying notes to financial statements.

Micro Laboratories, Inc.
Notes to Unaudited Financial Statements
December 31, 2003

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended March 31, 2002 included in the Company's filing on Form 10-K.

Basic loss per share was computed using the weighted average number of common shares outstanding.

The Company had an outstanding advance balance due to related parties of $769,013 December 31, 2002. The advance increased by $28,862 during the nine months ended December 31, 2002.

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

For the nine months ended December 31, 2002 and 2001, Micro did not pursue any investing activities.

For the nine months ended December 31, 2002, Micro received loans from related parties of $28,862 resulting in net cash provided by financing activities of $28,862.

For the nine months ended December 31, 2001, Micro received loans from related parties of $46,201 resulting in net cash provided by financing activities of $46,201.

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

Micro received revenues of $6,294 for the nine months ended December 31, 2002. For the nine months ended December 31, 2002, Micro had a net
loss of $(46,800).   Operating expenses were $46,800 and consisted of
advertising expense of $7,475, professional fees of $19,450, depreciation expense of $5,643, office expenses of $4,386, telephone expense of $4,989 and other expenses of $10,151.

Micro received no revenues for the nine months ended December 31, 2001. For the nine months ended December 31, 2001, Micro had a net loss of
$(577,285).   Operating expenses were $577,285 and consisted of
advertising expense of $3,000, professional fees of $9,150, consulting fees of $534,400, depreciation expense of $2,984, telephone expense of $5,989 and other expenses of $20,378.

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


January 31, 2003

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

Date:  January 31, 2003

/s/Robert Thistle
--------------------------
Robert Thistle
Chief Executive Officer
Chief Financial Officer