Form 10KSB
period 2003-03-31
MICRO LABORATORIES INC
filed 2003-08-14
CIK 1102276

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

             [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended: 3/31/03
                                      OR
             [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from            to

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

[x]

The Company's revenues for its most recent fiscal year were $13,044.

The number of shares outstanding of Company's class of common stock, as of March 31, 2003 was 49,957,500 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  ____   No  _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)

Yes  ____   No  __x__

                                PART I

ITEM 1.    BUSINESS - General

Business of Corporation. The operations and objectives of the Corporation are to produce, market and distribute a line of oral
Spray vitamins, trade name "Micro SprayT". Micro intends to produce, market and distribute an additional product line of, minerals, herbs and other oral absorption products in the United States and the international market. Therefore, Micro's financial viability will depend almost exclusively on Micro's ability to generate revenues from its operation, and the production of the above product lines. Micro will not have the benefit of reducing its financial risks by relying on revenues derived from other operations.

Competition. There is significant competition in the vitamin, minerals and nutritional supplement industry. Micro will compete with established companies and other entities (many of which possess substantially greater resources than Micro). Almost all of the companies with which Micro will compete are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than Micro now has, or will in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that Corporation will compete successfully with other established vitamin, minerals and nutritional supplement manufacturers. Micro shall compete on the basis of quality in addition to a price basis. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein

Employees.   Micro has no employees.

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

       Quarter Ended              High Ask          Low Bid

             9/30/00                 $.35              $.35
            12/31/00                 $.35              $.35
             3/31/01                 $.35              $.35
             6/30/01                 $.35              $.20
             9/30/01                 $.20              $.20
            12/31/01                 $.20              $.20
             3/31/02                 $.20              $.025
             6/30/02                 $.20              $.025
             9/30/02                 $.025             $.025
            12/31/02                 $.06              $.025
             3/31/03                 $.06              $.025


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

For the year ended March 31, 2003 and 2002, Micro did not pursue any investing activities.

For the year ended March 31, 2003, Micro received loans from related parties of $41,046 resulting in net cash provided by financing activities of $41,046.

For the year ended March 31, 2002, Micro received loans from related parties of $45,533 resulting in net cash provided by financing activities of $45,533.

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

For the year ended March 31, 2003, Micro had operating expenses of $74,884 and had a net loss of $65,592 resulting in a loss per common
share.   These operating expenses consisted of advertising expense of
$7,475, professional fees of $21,450, depreciation expense of $7,524, office expenses of $5,882, rent paid to related party of $7,200, telephone expense of $7,471 and other expenses of $17,882.

For the year ended March 31, 2002, Micro had operating expenses of
$740,604 and had a net loss of $1,738,591.   These operating expenses
consisted of advertising expense of $3,000, professional fees of $9,600, consulting expense of $685,115, depreciation expense of $7,522, office expenses of $3,363, rent paid to related party of $7,200, telephone expense of $7,473 and other expenses of $17,331.

Going Concern.   Micro began operation in August 8, 1997 and there is
no assurance that it will reach profitability. Since its inception, Micro has been principally engaged in product and service development. As shown in the accompanying financial statements, Micro has incurred net operating losses of $65,592 and $1,738,591 for the years ended March 31, 2003 and 2002, respectively. Micro has a stockholders' deficit of $682,563 and a working capital deficiency of $694,653 at March 31, 2003. Numerous problems, many of which are beyond Micro's control, are frequently experienced by companies in this period of development - marketing and customer support problems, difficulty in dealing with competition, lack of familiarity on the part of customers and suppliers, and technical obsolescence. There can be no assurance that commercial viability can be demonstrated for Micro's products and services, and there can be no assurance that Micro will ever achieve profitability on a sustained basis, if at all. Micro's status as a going concern is dependent on its ability to successfully implement a marketing plan and generate sufficient revenues to operate on a profitable basis, continued financial support by officers and major shareholders and raising of additional funds for working capital. The financial statements do not include any adjustments that might be necessary should Micro be unable to continue as a going concern.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of Micro have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended March 31, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2002 (the evaluation date).

There have not been any significant changes in the internal controls of Micro or other factors that could significantly affect internal controls relating to Micro since the evaluation date.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT
Board of Directors and Stockholders
Micro Laboratories, Inc.

We have audited the balance sheet of Micro Laboratories, Inc. as of March 31, 2003, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Micro Laboratories, Inc. as of March 31, 2003, and the results of its operations and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has substantial deficits of stockholders' equity and working capital, which raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



James E. Scheifley & Associates, P.C.
Certified Public Accountants

Dillon, Colorado
July 31, 2003

                        Micro Laboratories, Inc.
                            Balance Sheet

                               ASSETS
                               ------
                                                            March 31,
                                                              2003
Current assets:                                            ----------
  Cash                                                     $      277
                                                           ----------
    Total current assets                                          277

Property and equipment, net of accumulated
  depreciation of $43,201                                       9,890

Other assets                                                    2,200
                                                           ----------

Total assets                                               $   12,367
                                                           ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
  Accounts payable                                         $  379,492
  Accrued legal settlement                                     65,000
  Loans from related parties                                  250,438
                                                           ----------
    Total current liabilities                                 694,930


  Common stock, $.001 par value, 50,000,000 shares
   authorized, 49,957,500 shares issued and outstanding        49,958
  Additional paid in capital                                3,174,460
  (Deficit) accumulated during accumulated deficit         (3,906,981)
                                                           ----------
                                                            (682,563)
                                                           ----------
                                                           $   12,367
                                                           ==========




See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Operations
                  Years Ended March 31, 2003 and 2002

                                                    Years Ended
                                                     March 31,
                                                 2003         2002
                                              ----------   ----------
Sales                                         $   13,044   $    6,833
Cost of sales                                      3,752          700
                                              ----------   ----------
                                                   9,292        6,133

 Operating expenses:
  Advertising expense                              7,475        3,000
  Professional fees                               21,450        9,600
  Consulting                                           -      685,115
  Depreciation expense                             7,524        7,522
  Office expenses                                  5,882        3,363
  Rent paid to related party                       7,200        7,200
  Telephone expense                                7,471        7,473
  Other expenses                                  17,882       17,331
                                              ----------   ----------
                                                  74,884      740,604
                                              ----------   ----------

(Loss) from operations                           (65,592)    (734,471)

Other income (expense)
  Loss on impairment of assets                         -    1,004,120)
                                              ----------   ----------
                                                       -   (1,004,120)

Net (loss)                                    $  (65,592) $(1,738,591)
                                              ==========   ==========
Per share information:
  Basic and diluted (loss) per common share   $        -   $    (0.01)
                                              ==========   ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
              Statement of Changes in Stockholders' Equity
                  Years Ended March 31, 2003 and 2002

                                                 Additional
                           Common      Stock       Paid-in    Retained
      ACTIVITY             Shares      Amount      Capital    Earnings     Total
                        ----------  ----------  ----------  ----------  ----------
Balance March 31, 2001  11,337,500  $   11,338  $1,531,345 $(2,102,798)   (560,115)

Shares issued for
 technology rights      38,620,000      38,620     965,500           -   1,004,120

Value of officer shares
 transferred for services        -           -     677,615           -     677,615

Net (loss) for the year
 ended March 31, 2002            -           -           -  (1,738,591) (1,738,591)
                        ----------  ----------  ----------  ----------  ----------
Balance March 31, 2002  49,957,500      49,958   3,174,460  (3,841,389)   (616,971)

Net (loss) for the year
 ended March 31, 2003            -           -           -     (65,592)    (65,592)
                        ----------  ----------  ----------  ----------  ----------
Balance March 31, 2003  49,957,500  $   49,958  $3,174,460 $(3,906,981) $ (682,563)
                        ==========  ==========  ==========  ==========  ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Cash Flows
                  Years Ended March 31, 2003 and 2002


                                                    Years Ended
                                                     March 31,
                                                 2003         2002
                                              ----------   ----------

Net income (loss)                             $  (65,592) $(1,738,591)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Services provided for common stock                   -      677,615
  Depreciation and amortization                   11,920        7,522
  Asset impairment losses                              -    1,004,120
Changes in assets and liabilities:
  (Increase) decrease in:
    Prepaid expenses                                   -        3,000
    Other assets                                    (600)           -
  Increase (decrease) in:
    Accounts payable                              13,304        1,000
                                              ----------   ----------
    Total adjustments                             24,624    1,693,257
                                              ----------   ----------
    Net cash provided by (used in)
     operating activities                        (40,968)     (45,334)


Cash flows from financing activities:
  Loans from related parties                      41,046       45,533
                                              ----------   ----------
  Net cash provided by (used in)
   financing activities                           41,046       45,533
                                              ----------   ----------
Increase (decrease) in cash                 -         78          199
Cash and cash equivalents, beginning
  of period                                          199            -
                                              ----------   ----------
Cash and cash equivalents, end of period      $      277   $      199
                                              ==========   ==========

Micro Laboratories, Inc.
Notes to Financial Statements
March 31, 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Micro Laboratories, Inc. ("the Company") was incorporated as a Nevada Company on August 8, 1997. Micro Laboratories, Inc. is developing and marketing of a line of oral spray vitamins, nutrients, herbs and other oral absorption products as well as gel capsules, etc. in the United States and international market. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles. The Company was previously reported on as a Development Stage Company as defined in financial accounting standards Board Statement No. 7. The Company began product sales on a limited basis through a distributor of vitamin products during the year ended March 31, 2002.

Inventories

Inventories consist of chemicals and product packaging. Inventories are stated at the lower of cost, determined on the first-in, first-out
(FIFO) method, or market. As of March 31, 2001 the inventory was considered to be impaired with no value. During the years ended March 31, 2002 and 2003, limited amounts of inventory were used for product sales, however no adjustment has been made to the carrying value of inventory previously written off.

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

Patents, Formulas and Trademarks

Patents, formulas and trademarks are recorded at cost and are amortized over a period of 15 years using the straight-line method. During the year ended March 31, 2002, because the company had not generated net income or positive cash flow from operations, formulas and trademarks were considered to be impaired and were written down to a carrying value of $1,000. The Company paid $600 for patent application fees during the year ended March 31, 2003.

Property, Equipment, and Depreciation

Fixed assets are stated at cost.   Expenditures for major renewals and
betterments that extend the useful lives of fixed assets are capitalized. Upon retirement of other disposition, the cost and related accumulated depreciation are removed from the account and the resulting gain or loss is reflected in results of operations. Expenditures for maintenance and repairs are charged to expense as
incurred.   Depreciation is provided primarily by the use of the
straight-line method over estimated useful lives of 7 years for furniture and fixtures, 5 to 7 years for machinery and equipment and 3 years for computer software.

Revenue Recognition

Revenue is recognized upon when products are shipped. Sales to date have not been significant. The Company has not experienced product returns, and therefore has not established a reserve for warranty claims or sales returns.

Advertising Costs

Advertising costs are charged to operations and are expensed as incurred. The total amount charged to expense for the years ended March 31, 2003 and 2002 was $7,475 and $3,000, respectively.

Income Taxes

The Company has adopted Financial Accounting No. 109, "Accounting for Income Taxes" (FAS 109). Under the provisions of FAS 109, an entity recognized deferred tax assets and liabilities for the future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The adoption of FAS 109 did not have an effect on the Company's financial statements.

Net Income (Loss) Per Share

Primary net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares and dilutive common shares outstanding during the year.

New accounting pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities (SFAS 146), which is required to be adopted for such activities initiated after December 31, 2002. SFAS 146 establishes accounting rules for recognizing certain costs associated with exit or restructuring activities that are not associated with new business combinations or disposal activities covered by FASB Statement No. 144.

Management believes that the adoption of SFAS No. 146 will have no impact on the Company for the year ended March 31, 2003.

2. COMMON STOCK

In September 2001, the Company issued 38,620,000 shares of restricted common stock to its principal shareholder in exchange for rights to use and market product formulas developed by the principal shareholder. This transaction increased the principal shareholder's control of the outstanding voting common stock of the Company. The formulas were valued based upon the fair value of the common stock on the date the transfer was approved by the parties. The values of the formulas were considered to be totally impaired at March 31, 2002 (see note 1 - formulas and trademarks).

Also during the year ended March 31, 2002, the Company's principal shareholder transferred an aggregate of 5,985,000 shares of common stock to individuals and entities that had performed services for the Company. The fair market value of the shares transferred, based upon the bid price of the common stock on the transfer date, amounted to $677,615.

3. LEASE COMMITMENTS

The Company leases an automobile under a thirty- five month operating lease dated January 2, 2001. Lease expense for the years ended for March 31, 2003 and 2002 amounted to $6,880 and $6,747, respectively. Future minimum lease payments are $4,498 for the year ended March 31, 2004.

4. RELATED PARTY TRANSACTIONS

During the years ended March 31, 2003 and 2002, the Company rented office space from a shareholder. Rent expense for the year ended March 31, 2003 and 2002 was $7,200. Amounts due to related parties of $250,438 for March 31, 2003 and $209,392 for March 31, 2002 represent operating expenses paid on behalf of the Company by officers and shareholders of the Company and also, companies which are owned and operated by officers and shareholders of the Company.
5. CONTINGENCIES

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

6. GOING CONCERN STATUS - FUTURE OPERATIONS

The Company began operation in August 8, 1997 and there is no assurance that it will reach profitability. Since its inception, the Company has been principally engaged in product and service development. As shown in the accompanying financial statements, the company has incurred net operating losses of $65,592 and $1,738,591 for the years ended March 31, 2003 and 2002, respectively. The Company has a stockholders' deficit of $682,563 and a working capital deficiency of $694,653 at March 31, 2003. Numerous problems, many of which are beyond the Company's control, are frequently experienced by companies in this period of development - marketing and customer support problems, difficulty in dealing with competition, lack of familiarity on the part of customers and suppliers, and technical obsolescence. There can be no assurance that commercial viability can be demonstrated for the Company's products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all. The Company's status as a going concern is dependent on its ability to successfully implement a marketing plan and generate sufficient revenues to operate on a profitable basis, continued financial support by officers and major shareholders and raising of additional funds for working capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax asset represents an estimate of the decrease in taxes payable in future years as a result of temporary differences existing at the end of the year. The temporary differences consist principally of net operating loss carryforwards, (approximately $2,225,000 at March 31, 2003), which are not currently available.

The deferred tax asset and the related reserve are as follows:

Deferred tax asset
 Tax benefit of net operating loss            $ 756,500
 Less valuation allowance                      (756,500)
                                              -----------
Net deferred tax asset                        $    -

During the year ended March 31, 2003 the valuation allowance for deferred tax assets increased by $22,300.


The deferred tax asset noted above was calculated utilizing a blended federal and state income tax rate of 34%. Net operating loss carryforwards are available for a period of up to 20 years. The estimated net operating loss of approximately $2,000,000 at March 31, 2003 is scheduled to expire as follows: 2013 - $150,000, 2019 - $440,000, 2020 - $1,100,000, 2021 - $210,000, 2022 - $60,000 2023 -
$65,000. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and investment tax credit carryforwards which could be utilized. The principal difference between the Company's book operating losses and estimated income tax operating losses results from charges to income related to the issuance of common stock during 2002 for services and technology rights.

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

The Executive Officers and Directors are:

Name                 Age    Position          Term(s) of Officer

Robert Thistle       60     President/Director   Inception to Present
Mary Nelson          52     Treasurer/Director   August 2000 to present
Irene R. Zawadowicz  44     Secretary            August 29, 1999
                                                     To present

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

                            EXECUTIVE COMPENSATION

	                           Annual Compensation                  Awards               Payouts
	                      ---------------------------      ----------------------      ----------
	                                            Other      Restricted  Securities
	                                            Annual        Stock    Underlying         LTIP       All Other
	Name and Position   Year   Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($)
Compensation($)

Robert Thistle       2003        -      -            -           -         -          -            -
 President           2002        -      -            -           -         -          -            -
                     2001        -      -           (1)          -         -          -            -

Mary Nelson          2003        -      -            -           -         -          -            -
Treasurer            2002        -      -            -           -         -          -            -
                     2001        -      -            -           -         -          -            -

Irene Zawadowicz     2003        -      -            -           -         -          -            -
                     2002        -      -            -           -         -          -            -
                     2001        -      -            -           -         -          -            -

(1)During the year ended March 31, 2002, Mr. Thistle received
38,620,000 common shares for technology rights.

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

              Current Shareholdings
                            Number & Class      Percentage of
Name and Address             of Shares          Common Shares
Robert Thistle
29 Lakeside Drive
Johnston RI 02919            40,120,000              80.31%

Irene R. Zawadowicz
7 Lakeside Drive
Johnston, RI 02919              380,000                .76%

Mary Nelson                      10,000                .02%
7 Lakeside Drive
Johnston RI 02919

All Directors & Officers
as a group (3 persons)       40,510,000               81.09%

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


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended March 31, 2003 and 2002, Micro rented office space from Robert Thistle, president. Rent expense for the year ended March 31, 2003 and 2002 was $7,200. Amounts due to related parties of $250,438 for March 31, 2003 and $209,392 for March 31, 2002 represent operating expenses paid on behalf of Micro by Robert Thistle of Micro and also, companies which are owned and operated by Robert Thistle of Micro.

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

(b)    List of Exhibits

       The following exhibits are filed with this report:

(2.1) Articles of Incorporation incorporated by reference to Form 10SB (2.2) Bylaws incorporated by reference to Form 10SB
(3.1) Common Stock Certificate incorporated by reference to Form 10SB
(5)   Exhibit 99 - Certifications pursuant to 18 U.S.C. Section 1350


(B)  REPORTS ON FORM 8-K

       None


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    August 14, 2003         Micro Laboratories, Inc.

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


/s/Robert Thistle                                8/14 /2003
------------------------
Robert Thistle
President and Director
(Principal Executive Officer)




               CERTIFICATIONS

I, Robert Thistle, certify that:

1.   I have reviewed this annual report on Form 10KSB of Micro
Laboratories, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 14, 2003
/s/Robert Thistle
Robert Thistle
Chief Executive Officer

                     CERTIFICATION

I, Mary Nelson, certify that:

1.   I have reviewed this annual report on Form 10KSB of Micro
Laboratories, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 14, 2003

/s/ Mary Nelson
--------------------------------
Mary Nelson, Chief Financial Officer