Form 10KSB/A
period 2003-03-31
MICRO LABORATORIES INC
filed 2003-08-18
CIK 1102276

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

                        Micro Laboratories, Inc.
                        Statements of Operations
                  Years Ended March 31, 2003 and 2002

                                                    Years Ended
                                                     March 31,
                                                 2003         2002
                                              ----------   ----------
Sales                                         $   13,044   $    6,833
Cost of sales                                      3,752          700
                                              ----------   ----------
                                                   9,292        6,133

 Operating expenses:
  Advertising expense                              7,475        3,000
  Professional fees                               21,450        9,600
  Consulting                                           -      685,115
  Depreciation expense                             7,524        7,522
  Office expenses                                  5,882        3,363
  Rent paid to related party                       7,200        7,200
  Telephone expense                                7,471        7,473
  Other expenses                                  17,882       17,331
                                              ----------   ----------
                                                  74,884      740,604
                                              ----------   ----------

(Loss) from operations                           (65,592)    (734,471)

Other income (expense)
  Loss on impairment of assets                         -   (1,004,120)
                                              ----------   ----------
                                                       -   (1,004,120)

Net (loss)                                    $  (65,592) $(1,738,591)
                                              ==========   ==========
Per share information:
  Basic and diluted (loss) per common share   $        -   $    (0.05)
                                              ==========   ==========
Weighted average shares outstanding           49,957,500   33,865,833
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
                                              ==========   ==========

                        Micro Laboratories, Inc.
                        Statements of Cash Flows
                  Years Ended March 31, 2003 and 2002


                                                    Years Ended
                                                     March 31,
                                                 2003         2002
                                              ----------   ----------
Cash paid for interest                         $      -     $      -
Cash paid for income taxes                     $      -     $      -

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

Date:    August 18, 2003         Micro Laboratories, Inc.

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


/s/Robert Thistle                                8/18 /2003
------------------------
Robert Thistle
President and Director
(Principal Executive Officer)

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

Date:  August 18, 2003
/s/Robert Thistle
Robert Thistle
Chief Executive Officer

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

Date:  August 18, 2003

/s/ Mary Nelson
--------------------------------
Mary Nelson, Chief Financial Officer