Form 10QSB
period 2003-06-30
MICRO LABORATORIES INC
filed 2003-08-20
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549
                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES AND EXCHANGE ACT OF
     1934 For the Quarter ended June 30, 2003

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

                  PART I
         Item 1. Financial Statements:


                        Micro Laboratories, Inc.
                            Balance Sheet
                             (Unaudited)

                               ASSETS
                               ------
                                                            June 30,
                                                              2003
Current assets:                                            ----------
  Cash                                                     $    3,977
                                                           ----------
    Total current assets                                       3,977

Property and equipment, net of accumulated
  depreciation of $43,201                                       7,417

Other assets                                                    3,400
                                                           ----------

Total assets                                               $   14,794
                                                           ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
  Accounts payable                                         $  382,495
  Accrued legal settlement                                     65,000
  Loans from related parties                                  260,875
                                                           ----------
    Total current liabilities                                 708,370


  Common stock, $.001 par value, 50,000,000 shares
   authorized, 49,957,500 shares issued and outstanding        49,958
  Additional paid in capital                                3,174,460
  (Deficit) accumulated during accumulated deficit         (3,917,994)
                                                           ----------
                                                            (693,576)
                                                           ----------
                                                           $   14,794
                                                           ==========




See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Operations
                Three Months Ended June 30, 2003 and 2002
                             (Unaudited)

                                                 Three Months Ended
                                                     June 30,
                                                 2003         2002
                                              ----------   ----------
Sales                                         $    7,474   $        -
Cost of sales                                      1,324            -
                                              ----------   ----------
                                                   6,150            -

 Operating expenses:
  Auto expenses                                    2,002        1,766
  Advertising                                          -        7,000
  Professional fees                                4,300        6,650
  Depreciation expense                             2,668        1,881
  Office expenses                                  2,214            -
  Rent paid to related party                       1,800        1,800
  Telephone expense                                1,989        1,849
  Other expenses                                   2,190        1,954
                                              ----------   ----------
                                                  17,163       22,900
                                              ----------   ----------

(Loss) from operations                           (11,013)     (22,900)

Net (loss)                                    $  (11,013)  $  (22,900)
                                              ==========   ==========

Per share information:
Basic and diluted (loss) per common share     $        -   $        -
                                              ==========   ==========

Weighted common shares outstanding            49,957,500   11,337,500
                                              ==========   ==========




See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Cash Flows
                Three Months Ended June 30, 2003 and 2002
                             (Unaudited)

                                                 Three Months Ended
                                                     June 30,
                                                 2003         2002
                                              ----------   ----------

Net income (loss)                             $  (11,013)  $  (22,900)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                   2,473        1,881
Changes in assets and liabilities:
(Increase) decrease in:
   Other assets                                   (1,200)           -
Increase (decrease) in:
   Accounts payable                                3,003        8,182
                                              ----------   ----------
  Total adjustments                                4,276       10,063
                                              ----------   ----------
  Net cash provided by (used in)
   operating activities                           (6,737)     (12,837)


Cash flows from financing activities:
   Loans from related parties                     10,437       12,837
                                              ----------   ----------
  Net cash provided by (used in)
   financing activities                           10,437       12,837
                                              ----------   ----------
Increase (decrease) in cash                        3,700            -
Cash and cash equivalents,
 beginning of period                                 277            -
Cash and cash equivalents,
 end of period                                $    3,977   $        -
                                              ==========   ==========

                        Micro Laboratories, Inc.
                 Notes to Unaudited Financial Statements
                             June 30, 2003

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended March 31, 2003 included in the Company's filing on Form 10-K.

Basic loss per share was computed using the weighted average number of common shares outstanding.

The Company had an outstanding advance balance due to related parties of $260,875 at June 30, 2003. The advance increased by $10,437 during the three months ended June 30, 2003.

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

For the three months ended June 30, 2003 and 2002, Micro did not pursue any investing activities.

For the three months ended June 30, 2003, Micro received loans from related parties of $10,437 resulting in net cash provided by financing activities of $10,437.

For the three months ended June 30, 2002, Micro received loans from related parties of $12,837 resulting in net cash provided by financing activities of $12,837.

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

Micro received revenues of $7,474 for the three months ended June 30, 2003. For the three months ended June 30, 2002, Micro had a net loss of
$(11,013).   Operating expenses were $17,163 and consisted of auto
expense of $2,002, professional fees of $4,300, depreciation expense of $2,668, office expenses of $2,214, rent paid to related party of $1,800, telephone expense of $1,989 and other expenses of $2,190.

Micro received no revenues for the three months ended June 30, 2002. For the three months ended June 30, 2002, Micro had a net loss of
$(22,900).   Operating expenses were $22,900 and consisted of auto
expense of $1,766, advertising expense of $7,000, professional fees of $6,650, depreciation expense of $1,881, rent paid to related party of $1,800, telephone expense of $1,849 and other expenses of $1,954.

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


August 19, 2003

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

Date:  August 19, 2003

/s/Robert Thistle
--------------------------
Robert Thistle
Chief Executive Officer
Chief Financial Officer