Form 10QSB
period 2003-09-30
MICRO LABORATORIES INC
filed 2003-11-04
CIK 1102276

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

                  PART I
         Item 1. Financial Statements:



                        Micro Laboratories, Inc.
                              Balance Sheet
                               (Unaudited)

                 ASSETS
                                                          September 30,
Current assets:                                               2003
                                                           ------------
  Cash                                                     $    1,086
  Inventory                                                     3,245
  Prepaid expenses                                                  -
                                                           ----------
      Total current assets                                      4,331

Property and equipment, net of accumulated depreciation
  of $35,043                                                    2,826

Other assets                                                    3,400
                                                           ----------
Total assets                                               $   10,557
                                                           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  382,495
  Accrued legal settlement                                     65,000
  Loans from related parties                                  279,389
                                                           ----------
      Total current liabilities                               726,884


 Common stock, $.001 par value,50,000,000 shares
  authorized, 49,597,500 shares issued and outstanding         49,958
 Additional paid in capital                                 3,174,460
 (Deficit) accumulated during development stage            (3,940,745)
                                                           ----------
                                                             (716,327)
                                                           ----------
                                                           $   10,557
                                                           ==========





See accompanying notes to financial statements.





                        Micro Laboratories, Inc.
                        Statements of Operations
        Three Months and Six Months Ended September 30, 2003 and 2002
                               (Unaudited)

                                Three Months Ended    Six Months Ended
                                   September 30,        September 30,
                                2003          2002    2003        2002
                        ----------  ----------  ----------  ----------
 Sales                  $    2,848  $    2,713  $   10,322  $    3,063

  Cost of Sales                570           -       1,894           -
                        ----------  ----------  ----------  ----------
  Gross Profit               2,278       2,713       8,428       3,063

 Operating expenses:
  Advertising expense            -           -           -       7,000
  Professional fees          9,072      10,550      13,471      18,400
  Consulting                     -           -           -           -
  Research and development       -           -           -           -
  Investor services              -           -           -           -
  Depreciation expense-          -       1,881       2,668       3,762
  Office expenses            1,247       2,955       3,379       4,758
  Telephone expense          3,145       2,126       5,134       3,974
  Other expenses             7,167       3,917      11,341       6,474
                        ----------  ----------  ----------  ----------
                            20,631      21,429      35,993      44,368
                        ----------  ----------  ----------  ----------
(Loss) from operations
  and net (loss)        $  (18,353) $  (18,716) $  (27,565) $  (41,305)
                        ==========  ==========  ==========  ==========

Per share information:
Basic and diluted (loss)
  per common share      $        -  $        -  $        -  $        -
                        ==========  ==========  ==========  ==========





See accompanying notes to financial statements.





                        Micro Laboratories, Inc.
                        Statements of Cash Flows
               Six Months Ended September 30, 2002 and 2001
                              (Unaudited)

                                                 Six Months Ended
                                                   September 30,
                                                 2003         2002
                                              ----------   ----------

Net income (loss)                             $  (27,565)  $  (41,305)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                  -            -
   Depreciation and amortization                   2,668        3,762
   Loss on sale of equipment                           -            -
   Asset impairment losses                             -            -
Changes in assets and liabilities:
(Increase) decrease in:
   Prepaid expenses                                    -            -
   Inventory                                      (3,245)           -
   Deposits                                            -            -
Increase (decrease) in:
   Accounts payable                                    -       13,304
   Accrued legal settlement                            -            -
                                              ----------   ----------
  Total adjustments                                 (577)      17,066
                                              ----------   ----------
  Net cash provided by (used in)
   operating activities                          (28,142)     (24,239)


Cash flows from financing activities:
   Common stock sold for cash                          -            -
   Loans from related parties                     28,951       28,012
                                              ----------   ----------
  Net cash provided by (used in)
   financing activities                           28,951       28,012
                                              ----------   ----------
Increase (decrease) in cash                          809        3,773
Cash and cash equivalents, beginning of period       277          199
                                              ----------   ----------
Cash and cash equivalents, end of period      $    1,086   $    3,972
                                              ==========   ==========





See accompanying notes to financial statements.





                        Micro Laboratories, Inc.
                Notes to Unaudited Financial Statements
                          September 30, 2003

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

The Company had an outstanding advance balance due to related parties of $279,389 at September 30, 2003. The advance increased by $18,706 during the three months ended September 30, 2003.

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

For the six months ended September 30, 2003 and 2002, Micro did not pursue any investing activities.

For the six months ended September 30, 2003, Micro received loans from related parties of $28,951 resulting in net cash provided by financing activities of $28,951.

For the six months ended September 30, 2002, Micro received loans from related parties of $28,012 resulting in net cash provided by financing activities of $28,012.

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

Micro received revenues of $10,322 for the six months ended September 30, 2003. For the six months ended September 30, 2003, Micro had a net
loss of $(27,565).   Operating expenses were $35,993 and consisted of
professional fees of $13,471, depreciation expense of $2,668, office expenses of $3,379, telephone expense of $5,134 and other expenses of $11,341.

Micro received revenues for the six months ended September 30, 2002. For the six months ended September 30, 2002, Micro had a net loss of
$(41,305).   Operating expenses were $44,368 and consisted of
advertising expense of $7,000, professional fees of $18,400, depreciation expense of $3,762, office expense of 4,758, telephone expense of $3,974 and other expenses of $6,474.

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


November 3, 2003

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

Date:  November 3, 2003

/s/Robert Thistle
--------------------------
Robert Thistle
Chief Executive Officer
Chief Financial Officer