Form 10QSB
period 2003-12-31
MICRO LABORATORIES INC
filed 2004-02-20
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549
                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES AND EXCHANGE ACT OF
     1934 For the Quarter ended December 31, 2003

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

                  PART I
         Item 1. Financial Statements:

                        Micro Laboratories, Inc.
                             Balance Sheet
                              (Unaudited)

          ASSETS

                                                          December 31,
Current assets:                                               2003
                                                           ----------
  Cash                                                     $    1,444
  Inventory                                                     1,828
  Prepaid expenses                                                  -
                                                           ----------
      Total current assets                                      3,272

Property and equipment, net of accumulated depreciation
  of $35,043                                                    2,826

Other assets                                                    3,400
                                                           ----------
Total assets                                               $    9,498
                                                           ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  382,495
  Accrued legal settlement                                     65,000
  Loans from related parties                                  278,923
                                                           ----------
      Total current liabilities                               726,418

Common stock, $.001 par value, 50,000,000 shares
  authorized, 49,597,500 shares issued and outstanding         49,958
 Additional paid in capital                                 3,174,460
 (Deficit) accumulated during development stage            (3,941,338)
                                                           ----------
                                                             (716,920)
                                                           ----------
                                                           $    9,498
                                                           ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Operations
                   Three Months and Nine Months Ended
                       December 31, 2003 and 2002
                                (Unaudited)

                                    Three Months Ended         Nine Months Ended
                                        December 31,              December 31,
                                     2003         2002         2003         2002
                                  ----------   ----------   ----------   ----------
Sales                             $    9,898   $    1,840   $   20,220   $    4,903

  Cost of Sales                        1,980            -        3,874            -
                                  ----------   ----------   ----------   ----------
  Gross Profit                         7,918        1,840       16,346        4,903

Operating expenses:
  Advertising expense                     10          475           10        7,475
  Professional fees                    1,950        1,050       15,422       19,450
  Consulting                               -            -            -            -
  Research and development                 -            -            -            -
  Investor services                        -            -            -            -
  Depreciation expense                     -        1,881        2,668        5,643
  Office expenses                        671        1,243        4,219        7,563
  Telephone expense                    2,222        1,015        7,356        4,989
  Other expenses                       3,658        2,835       14,829        7,747
                                  ----------   ----------   ----------   ----------
                                       8,511        8,499       44,504       52,867
                                  ----------   ----------   ----------   ----------
(Loss) from operations and net
  (loss)                          $     (593)  $   (6,659)  $  (28,158)  $  (47,964)
                                  ==========   ==========   ==========   ==========

Per share information:

Basic and diluted (loss) per
  common share                    $        -   $        -   $        -   $        -
                                  ==========   ==========   ==========   ==========




See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                         Statements of Cash Flows
               Nine Months Ended December 31, 2002 and 2001
                               (Unaudited)

                                                 Nine Months Ended
                                                    December 31,
                                                 2003         2002
                                              ----------   ----------

Net income (loss)                             $  (28,158)  $  (47,964)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                  -            -
   Depreciation and amortization                   2,668        5,643
   Loss on sale of equipment                           -            -
   Asset impairment losses                             -            -
Changes in assets and liabilities:
(Increase) decrease in:
   Prepaid expenses                                    -            -
   Inventory                                      (1,828)           -
   Deposits                                            -            -
Increase (decrease) in:
   Accounts payable                                    -       13,304
   Accrued legal settlement                            -            -
                                              ----------   ----------
  Total adjustments                                  840       18,947
                                              ----------   ----------
  Net cash provided by (used in)
   operating activities                          (27,318)     (29,017)


Cash flows from financing activities:
   Common stock sold for cash                          -            -
   Loans from related parties                     28,485       29,827
                                              ----------   ----------
  Net cash provided by (used in)
   financing activities                           28,485       29,827
                                              ----------   ----------
Increase (decrease) in cash                        1,167          810
Cash and cash equivalents,
 beginning of period                                 277          199
                                              ----------   ----------
Cash and cash equivalents,
 end of period                                $    1,444   $    1,009
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

The Company had an outstanding advance balance due to related parties of $278,923 at December 31, 2003. The advance decreased by $466 during the nine months ended December 31, 2003.

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

For the nine months ended December 31, 2003 and 2002, Micro did not pursue any investing activities.

For the nine months ended December 31, 2003, Micro received loans from related parties of $28,485 resulting in net cash provided by financing activities of $28,485.

For the nine months ended December 31, 2002, Micro received loans from related parties of $29,827 resulting in net cash provided by financing activities of $29,827.

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

Micro received revenues of $20,220 for the nine months ended December 31, 2003. For the nine months ended December 31, 2003, Micro had a net
loss of $(28,158).   Operating expenses were $44,504 and consisted of
advertising expense of $10, professional fees of $15,422, depreciation expense of $2,668, office expenses of $4,219, telephone expense of $7,356 and other expenses of $14,829.

Micro received revenues for the nine months ended December 31, 2002. For the nine months ended December 31, 2002, Micro had a net loss of
$(47,964).   Operating expenses were $52,867 and consisted of
advertising expense of $7,475, professional fees of $19,450, depreciation expense of $5,643, office expense of $7,563, telephone expense of $4,989 and other expenses of $7,747.

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


February 20, 2004

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



(6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 20, 2004

/s/Robert Thistle
--------------------------
Robert Thistle
Chief Executive Officer
Chief Financial Officer