Form 10KSB
period 2004-03-31
MICRO LABORATORIES INC
filed 2004-07-15
CIK 1102276

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

             [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended: 3/31/04
                                      OR
             [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from            to

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

[x]

The Company's revenues for its most recent fiscal year were $27,628.

The number of shares outstanding of Company's class of common stock, as of March 31, 2004 was 49,957,500 shares of its $.001 par value common stock.

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

ITEM 3.    LEGAL PROCEEDINGS.

Micro was named as a defendant in legal action alleging breach of fiduciary duties. Micro intended to vigorously defend this action and no provision had been made in the financial statements related to this claim. The case was settled during the year ended March 31, 2004 and a final settlement agreement is being considered by the trial judge. The final settlement agreement is not expected to result any liability against Micro.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                               PART II


ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

Micro common stock is traded in the over-the-counter market and listed on the NASDAQ Bulletin Board under the symbol "MLAR-BB.

The following table sets forth the range of high ask and low bid quotations for Micro's common stock for the quarter ended as of the dates set forth below since commencement of trading (July 8, 1998), as
reported by the OTC Bulletin Board.   The quotations represent inter-
dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

       Quarter Ended              High Ask          Low Bid

             6/30/01                 $.35              $.20
             9/30/01                 $.20              $.20
            12/31/01                 $.20              $.20
             3/31/02                 $.20              $.025
             6/30/02                 $.20              $.025
             9/30/02                 $.025             $.025
            12/31/02                 $.06              $.025
             3/31/03                 $.06              $.025
             6/30/03                 $.02              $.02
             9/30/03                 $.05              $.05
            12/30/03                 $.05              $.05
             3/31/04                 $.06              $.06


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

Micro is no longer a development stage corporation.   Agreements have
been reached to provide key personnel in the areas of marketing and
sales.    An agreement has been reached with three large distributors to include the west coast, mid west and New England. Preliminary market research was conducted to arrive at the flavorings for the Micro SprayT product line. Micro sent a representative to the National Association of Chain Drug Stores (NACDS) trade convention in
Philadelphia, PA also the packaging show in Chicago Ill.   Micro uses a
target marketing approach for the distribution of its Micro SprayT product line.

Capital and Source of Liquidity. Micro currently has no material commitments for capital expenditures.

For the year ended March 31, 2004 and 2003, Micro did not pursue any investing activities.

For the year ended March 31, 2004, Micro received loans from related parties of $32,214 resulting in net cash provided by financing activities of $32,214.

For the year ended March 31, 2003, Micro received loans from related parties of $41,046 resulting in net cash provided by financing activities of $41,046.

On a long term basis, liquidity is dependent on continuation of operations as discussed above, receipt of revenues, additional infusions of capital and debt financing. Micro believes that it requires additional capital and debt financing in the short term will allow Micro to continue its marketing and sales efforts and continue as a fully operational corporation resulting in increased revenue and greater liquidity in the long term. However, there can be no assurance that Micro will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.

Micro has conducted operations that include:

   - completed photo shoots, created corporate logos, brochures, sales literature, product labels and packaging design, UPCs

   - prepared the product line of six items for distribution roll out

   - completed negotiations with three large distributors to include west coast, mid west, and New England to represent and sell the companies product lines to national chains.

Micro has only received minimal revenues since inception.

For the year ended March 31, 2004, Micro had operating expenses of
$65,919 and had a net loss of $43,993.   These operating expenses
consisted of advertising expense of $10, professional fees of $18,936, depreciation expense of $9,997, office expenses of $5,556, rent paid to related party of $7,200, telephone expense of $7,356 and other expenses of $16,864.

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

Going Concern.   Micro began operation in August 8, 1997 and there is
no assurance that it will reach profitability. Since its inception, Micro has been principally engaged in product and service development. As shown in the accompanying financial statements, Micro has incurred net operating losses of $43,993 and $65,592 for the years ended March 31, 2004 and 2003, respectively.

Micro has a stockholders' deficit of $726,556 and a working capital deficiency of $728,649 at March 31, 2004. Numerous problems, many of which are beyond the Company's control, are frequently experienced by companies in this period of development - marketing and customer support problems, difficulty in dealing with competition, lack of familiarity on the part of customers and suppliers, and technical obsolescence. There can be no assurance that commercial viability can be demonstrated for Micro's products and services, and there can be no assurance that Micro will ever achieve profitability on a sustained basis, if at all.

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

Plan of Operation. Micro has not conducted any significant operations to date or received any material operating revenues. Micro may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in Micro's stage of development, many of which are beyond Micro's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Controls and Procedures.   Robert Thistle, Chief Executive Officer and
Mary Nelson, Chief Financial Officer of Micro have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended March 31, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of March 31, 2004 (the evaluation date).

There have not been any significant changes in the internal controls of Micro or other factors that could significantly affect internal controls relating to Micro since the evaluation date.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT
Board of Directors and Stockholders
Micro Laboratories, Inc.

We have audited the balance sheet of Micro Laboratories, Inc. as of March 31, 2004, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Micro Laboratories, Inc. as of March 31, 2004, and the results of its operations and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has substantial deficits of stockholders' equity and working capital, which raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



James E. Scheifley & Associates, P.C.
Certified Public Accountants

Dillon, Colorado
June 27, 2004

                        Micro Laboratories, Inc.
                             Balance Sheet
                             March 31, 2004

                   ASSETS
                                                            March 31,
                                                              2004
                                                           ----------
Current assets:
  Cash                                                     $      560
                                                           ----------
    Total current assets                                          560

Property and equipment, net of accumulated
 depreciation of $53,091                                            -

Other assets                                                    2,093
                                                           ----------
Total assets                                               $    2,653
                                                           ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $  381,557
  Accrued legal settlement                                     65,000
  Loans from related parties                                  282,652
                                                           ----------
    Total current liabilities                                 729,209

  Common stock, $.001 par value, 50,000,000 shares
   authorized, 49,957,500 shares issued and outstanding        49,958
  Additional paid in capital                                3,174,460

  (Deficit)                                                (3,950,974)
                                                           ----------
                                                             (726,556)
                                                           ----------
                                                           $    2,653
                                                           ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Operations
                   Years Ended March 31, 2004 and 2003


                                                    Years Ended
                                                     March 31,
                                                 2004         2003
                                              ----------   ----------
Sales                                         $   27,628   $   13,044

  Cost of Sales                                    5,702        3,752
                                              ----------   ----------
  Gross Profit                                    21,926        9,292

Operating expenses:
  Advertising expense                                 10        7,475
  Professional fees                               18,936       21,450
  Rent paid to related parties                     7,200        7,200
  Depreciation & amortization                      9,997        7,524
  Office expenses                                  5,556        5,882
  Telephone expense                                7,356        7,471
  Other expenses                                  16,864       17,882
                                              ----------   ----------
                                                  65,919       74,884
                                              ----------   ----------
(Loss) from operations and net (loss)         $  (43,993)  $  (65,592)
                                              ==========   ==========

Per share information:
Basic and diluted (loss) per common share     $        -   $        -
                                              ==========   ==========

Weighted average shares outstanding           49,957,500   49,957,500
                                              ==========   ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
              Statement of Changes in Stockholders' Equity
                   Years Ended March 31, 2004 and 2003

                                                  Additional
                         Common        Stock       Paid-in     Retained
       ACTIVITY          Shares       Amount       Capital     Earnings       Total
                        ----------   ----------   ----------   ----------   ----------
Balance, March 31, 2002 49,957,500   $   49,958   $3,174,460  $(3,841,389)  $(616,971)

Net (loss) for the year
 ended March 31, 2003            -            -            -      (65,592)    (65,592)
                        ----------   ----------   ----------   ----------   ----------
Balance, March 31, 2003 49,957,500       49,958    3,174,460   (3,906,981)   (682,563)

Net (loss) for the year
 ended March 31, 2004            -            -            -      (43,993)    (43,993)
                        ----------   ----------   ----------   ----------   ----------
Balance, March 31, 2004 49,957,500   $   49,958   $3,174,460  $(3,950,974)  $(726,556)
                        ==========   ==========   ==========   ==========   ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Cash Flows
                   Years Ended March 31, 2004 and 2003


                                                    Years Ended
                                                     March 31,
                                                 2004         2003
                                              ----------   ----------

Net income (loss)                             $  (43,993)  $  (65,592)
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                  9,997       11,920
Changes in assets and liabilities:
(Increase) decrease in:-
    Other assets                                       -         (600)
Increase (decrease) in:
    Accounts payable                               2,065       13,304
                                              ----------   ----------
      Total adjustments                           12,062       24,624
                                              ----------   ----------

Net cash provided by (used in) operating
 activities                                      (31,931)     (40,968)

Cash flows from financing activities:
    Loans from related parties                    32,214       41,046
                                              ----------   ----------
Net cash provided by (used in) financing
 activities                                       32,214       41,046
                                              ----------   ----------

Increase (decrease) in cash                          283           78
Cash and cash equivalents,
 beginning of period                                 277          199
                                              ----------   ----------
Cash and cash equivalents,
 end of period                                $      560   $      277
                                              ==========   ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Cash Flows
                   Years Ended March 31, 2004 and 2003


                                                    Years Ended
                                                     March 31,
                                                 2004         2003
                                              ----------   ----------

Cash paid for interest                        $        -   $        -
Cash paid for income taxes                    $        -   $        -





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                     Notes to Financial Statements
                             March 31, 2004


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

Inventories

Inventories consist of chemicals and product packaging. Inventories are stated at the lower of cost, determined on the first-in, first-out
(FIFO) method, or market. As of March 31, 2001 the inventory was considered to be impaired with no value. During the years ended March 31, 2003 and 2004, limited amounts of inventory were used for product sales, however no adjustment has been made to the carrying value of inventory previously written off.

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

Advertising Costs

Advertising costs are charged to operations and are expensed as incurred. The total amount charged to expense for the years ended March 31, 2004 and 2003 was $10 and $7,475, respectively.

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

New Accounting Pronouncements

In May 2003, the FASB issued Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within the scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have an impact on its financial position or operating results.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 or hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have an impact on its financial position or operating results.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB
25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

2.  LEASE COMMITMENTS

The Company leases an automobile under a thirty- five month operating lease dated January 2, 2001. Lease expense for the years ended for March 31, 2004 and 2003 amounted to $7,768 and $6,880, respectively. The lease was not renewed and there are no future lease payments.


3.  RELATED PARTY TRANSACTIONS

During the years ended March 31, 2004 and 2003, the Company rented office space from a shareholder. Rent expense for the years ended March 31, 2004 and 2003 amounted to $7,200. Amounts due to related parties of $250,438 for March 31, 2003 and $282,652 for March 31, 2004 represent operating expenses paid on behalf of the Company by officers and shareholders of the Company and also, companies which are owned and operated by officers and shareholders of the Company. Such expenses amounted to approximately $44,000 and $49,000 for the years ended March 31, 2004 and 2003, respectively. Repayments against the advances amounted to approximately $13,000 and $8,000 for the years ended March 31, 2004 and 2003, respectively.


4.  CONTINGENCIES

The Company was named as a defendant in legal action alleging breach of fiduciary duties. The Company intended to vigorously defend this action and no provision had been made in the financial statements related to this claim. The case was settled during the year ended March 31, 2004 and a final settlement agreement is being considered by the trial judge. The final settlement agreement is not expected to result any liability against the Company.

5.  GOING CONCERN STATUS - FUTURE OPERATIONS

The Company began operation in August 8, 1997 and there is no assurance that it will reach profitability. Since its inception, the Company has been principally engaged in product and service development. As shown in the accompanying financial statements, the company has incurred net operating losses of $43,993 and $65,592 for the years ended March 31, 2004 and 2003, respectively.

The Company has a stockholders' deficit of $726,556 and a working capital deficiency of $728,649 at March 31, 2004. Numerous problems, many of which are beyond the Company's control, are frequently experienced by companies in this period of development - marketing and customer support problems, difficulty in dealing with competition, lack of familiarity on the part of customers and suppliers, and technical obsolescence. There can be no assurance that commercial viability can be demonstrated for the Company's products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all.

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


6.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax asset represents an estimate of the decrease in taxes payable in future years as a result of temporary differences existing at the end of the year. The temporary differences consist principally of net operating loss carryforwards, (approximately $2,270,000 at March 31, 2004), which are not currently available.

The deferred tax asset and the related reserve are as follows:

Deferred tax asset
  Tax benefit of net operating loss           $  771,000
  Less valuation allowance                      (771,000)
                                              ----------
Net deferred tax asset                        $        -
                                              ==========

During the year ended March 31, 2004 the valuation allowance for deferred tax assets increased by approximately $15,000.

The deferred tax asset noted above was calculated utilizing a blended federal and state income tax rate of 34%. Net operating loss carryforwards are available for a period of up to 20 years. The estimated net operating loss of approximately $2,270,000 at March 31, 2004 is scheduled to expire as follows: 2018 - $150,000, 2019 - $440,000, 2020 - $1,150,000, 2021 - $360,000, 2022 - $60,000 2023 -
$65,000, 2024 - $45,000. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and investment tax credit carryforwards which could be utilized. The principal difference between the Company's book operating losses and estimated income tax operating losses results from charges to income related to the issuance of common stock during 2002 for services and technology rights.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Board of Directors.    All holders of common stock will have the right
to vote for Directors of Micro. The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of Micro, supervising the development business plan, review of the officers' performance of specific business functions. The board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of Micro. Directors receive no cash compensation or fees for their services rendered in such capacity.

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

                            EXECUTIVE COMPENSATION

                        Annual Compensation                  Awards          Payouts
                    ---------------------------      ---------------------- ----------
                                              Other      Restricted  Securities
                        Annual                Stock      Underlying    LTIP                       All Other
Name and Position Year  Salary($) Bonus($) Compensation($) Awards(#) Options/SARs(#) Payouts($) Compensation

Robert Thistle     2004    -        -            -           -           -                -           -
 President         2003    -        -            -           -           -                -           -
                   2002    -        -            -           -           -                -           -

Mary Nelson        2004    -        -            -           -           -                -           -
Treasurer          2003    -        -            -           -           -                -           -
                   2002    -        -            -           -           -                -           -

Irene Zawadowicz   2004    -        -            -           -           -                -           -
                   2003    -        -            -           -           -                -           -
                   2002    -        -            -           -           -                -           -

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


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended March 31, 2004 and 2003, Micro rented office space from Robert Thistle, president. Rent expense for the year ended
March 31, 2004 and 2003 was $7,200.   Loans from related parties of
$282,652 for March 31, 2004 and $250,438 for March 31, 2003 represent operating expenses paid on behalf of Micro by Robert Thistle of Micro and also, companies which are owned and operated by Robert Thistle of Micro.

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


(B)  REPORTS ON FORM 8-K

       None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Micro incurred aggregate fees and expenses of approximately $6,500 from James E. Scheifley & Associates, P.C. for the fiscal years 2004 annual audit and for review of Micro's financial statements included in its Forms 10-QSB for the 2004 fiscal year.

Tax Fees.   Micro did not incur any tax fees to James E. Scheifley &
Associates, P.C. for the fiscal years 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   During the 2004 fiscal year, Micro incurred no other
other fees.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2004 and 2003 were approved by the Board of Directors pursuant to its policies and procedures. Micro intends to continue using James E. Scheifley & Associates, P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    July 14, 2004           Micro Laboratories, Inc.

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


/s/Robert Thistle                                7/14/2004
------------------------
Robert Thistle
President and Director
(Principal Executive Officer)


/s/Mary Nelson
------------------------
Mary Nelson
Director, Chief Financial Officers, Controller    7/14/2004