Form 10QSB/A
period 2001-12-31
MICRO LABORATORIES INC
filed 2004-08-18
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                     Amendment 1 to
                       FORM 10-QSB

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

                  PART I
         Item 1. Financial Statements:

                        Micro Laboratories, Inc.
                            Balance Sheet
                          December 31, 2001
                             (Unaudited)

                   ASSETS
                   ------
                                                          December 31,
                                                              2001
Current assets:                                            ----------
  Cash                                                     $    1,582
  Inventory                                                         -
  Prepaid expenses                                                  -
                                                           ----------
     Total current assets                                       1,582

Property and equipment, net of accumulated
  depreciation of $26743                                       26,348

Other assets                                                    1,600
                                                           ----------
Total assets                                               $   29,530
                                                           ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable                                         $  366,188
  Accrued legal settlement                                     65,000
  Loans from related parties                                  208,044
                                                           ----------
     Total current liabilities                                639,232

Common stock, $.001 par value, 50,000,000 shares
 authorized, 49,957,500 shares issued and outstanding          49,958
Additional paid in capital                                  2,803,145
  (Deficit) accumulated during development
   stage                                                   (3,462,805)
                                                           ----------
                                                             (609,702)
                                                           ----------
                                                           $   29,530
                                                           ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Operations
      Three Months and Nine Months Ended December, 2001 and 2000
                              (Unaudited)

                                          Three Months Ended        Nine Months Ended
                                             December 31,              December 31,
                                          2001         2000         2001         2000
                                       ----------   ----------   ----------   ----------
Sales                                  $    3,436   $        -   $    4,776   $        -
  Cost of Sales                                 -            -            -            -
                                       ----------   ----------   ----------   ----------
    Gross Profit                            3,436            -        4,776            -

Operating expenses:
  Advertising expense                           -            -            -            -
  Professional fees                             -            -            -            -
  Consulting                              319,900            -    1,335,070       42,836
  Research and development                      -            -            -            -
  Investor services                             -            -            -            -
  Depreciation expense                          -            -        2,984        1,559
  Office expenses                           1,005        3,071        1,525        3,606
  Telephone expense                         2,239          319        5,898        4,510
  Other expenses                            6,066        3,168       19,306       15,044
                                       ----------   ----------   ----------   ----------
                                          329,210        6,558    1,364,783       67,555
                                       ----------   ----------   ----------   ----------
(Loss) from operations and net (loss)  $ (325,774)  $   (6,558) $(1,360,007)  $  (67,555)
                                       ==========   ==========   ==========   ==========

Per share information:
Basic and diluted (loss)
  per common share basic                   ($0.01)      ($0.00)      ($0.03)      ($0.00)
                                       ==========   ==========   ==========   ==========
  per common share diluted                 ($0.02)      ($0.00)      ($0.08)      ($0.00)
                                       ==========   ==========   ==========   ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Cash Flows
              Nine Months Ended December 31, 2001 and 2000
                              (Unaudited)

                                                 Nine Months Ended
                                                    December 31,
                                                 2001         2000
                                              ----------   ----------

Net income (loss)                            $(1,360,007)  $  (60,997)
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Services provided for common stock         1,310,420            -
    Depreciation and amortization                  2,984        1,559
    Loss on sale of equipment                          -            -
    Asset impairment losses                            -            -
Changes in assets and liabilities:
(Increase) decrease in:
    Prepaid expenses                               3,000            -
    Inventory                                          -            -
    Deposits                                           -            -
Increase (decrease) in:
   Accounts payable                                1,000        4,335
   Accrued legal settlement                            -            -
  Total adjustments                            1,317,404        5,894
                                              ----------   ----------
  Net cash provided by (used in)
   operating activities                          (42,603)     (55,103)

Cash flows from financing activities:
    Common stock sold for cash                         -            -
    Loans from related parties                    44,185       55,103
                                              ----------   ----------
  Net cash provided by (used in)
   financing activities                           44,185       55,103
                                              ----------   ----------
Increase (decrease) in cash                        1,582            -
Cash and cash equivalents,
 beginning of period                                   -            -
                                              ----------   ----------
Cash and cash equivalents,
 end of period                                $    1,582   $        -
                                              ==========   ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                Notes to Unaudited Financial Statements
                           December 31, 2001

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended March 31, 2001 included in the Company's filing on Form 10-K.

Basic loss per share was computed using the weighted average and basic number of common shares outstanding.

The Company had an outstanding advance balance due to related parties of $208,044 at December 31, 2001. The advance increased by $44,185 during the nine months ended December 31, 2001.


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

Also during the quarter December 31, 2001, the Company's principal shareholder transferred an aggregate of 1,850,000 shares of common stock to individuals and entities that had performed services for the Company. The Company recorded an aggregate of $303,900 of expense as a result of these transactions, based upon the fair market value of the shares transferred.

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

For the nine months ended December 31, 2001, Micro received loans from related parties of $44,185 resulting in net cash provided by financing activities of $44,185.

For the nine months ended December 31, 2000, Micro received loans from related parties of $55,103 resulting in net cash provided by financing activities of $55,103.

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

Micro received revenues of $4,776 for the nine months ended December
31, 2001.   For the nine months ended December 31, 2001, Micro had a
net loss of $(1,360,007).   Operating expenses were $1,364,783 and
consisted of consulting fees of $1,335,070, $1,310,420 of which was paid in common stock, depreciation expense of $2,984, office expenses of $1,525, telephone expense of $5,898 and other expenses of $19,306.

Micro did not receive any revenues for the nine months ended December
31, 2000.   For the nine months ended December 31, 2000, Micro had a
net loss of $(67,555).   Operating expenses were $67,555 and consisted
of consulting fees of $42,836, depreciation expense of $1,559, office expense of $3,606, telephone expense of $4,510 and other expenses of $15,044.

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

(a)  Exhibit 31 - 302 Certification
(b)  Exhibit 32 - 906 Certification


    (b)  Not applicable.




               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ Robert Thistle
----------------------------
Robert Thistle, President


August 8, 2004