Form 10QSB
period 2004-06-30
MICRO LABORATORIES INC
filed 2004-08-18
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549
                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES AND EXCHANGE ACT OF
     1934 For the Quarter ended June 30, 2004

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

                  PART I
         Item 1. Financial Statements:

                        Micro Laboratories, Inc.
                             Balance Sheet
                             June 30, 2004

                   ASSETS
                   ------

                                                            June 30,
                                                              2004
Current assets:                                            ----------
  Cash                                                     $    2,603
                                                           ----------
     Total current assets                                       2,603

Property and equipment, net of accumulated
  depreciation of $53,091                                           -
Other assets                                                    2,013
                                                           ----------
Total assets                                               $    4,616
                                                           ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable                                         $  381,557
  Accrued legal settlement                                     65,000
  Loans from related parties                                  281,980
                                                           ----------
     Total current liabilities                                728,537

Common stock, $.001 par value, 50,000,000 shares
  authorized, 49,957,500 shares issued and outstanding         49,958
Additional paid in capital                                  3,174,460

  (Deficit)                                                (3,948,339)
                                                           ----------
                                                             (723,921)
                                                           ----------
                                                           $    4,616
                                                           ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Operations
               Three Months Ended June 30, 2004 and 2003


                                                    Years Ended
                                                      June 30,
                                                 2004         2003
                                              ----------   ----------
Sales                                         $   13,139   $    7,474
  Cost of Sales                                    1,952        1,324
                                              ----------   ----------
  Gross Profit                                    11,187        6,150

Operating expenses:
  Advertising expense                                  -            -
  Professional fees                                4,900        4,400
  Rent paid to related parties                     1,800            -
  Depreciation & amortization                         80        2,668
  Office expenses                                    224        2,262
  Telephone expense                                    -        1,989
  Other expenses                                   1,548        4,044
                                              ----------   ----------
                                                   8,552       15,363
                                              ----------   ----------
(Loss) from operations and net (loss)         $    2,635   $   (9,213)
                                              ==========   ==========

Per share information:
Basic and diluted (loss)
  per common share                            $        -   $        -
                                              ==========   ==========
Weighted average shares outstanding                    -            -
                                              ==========   ==========





See accompanying notes to financial statements.

                       Micro Laboratories, Inc.
                       Statements of Cash Flows
                 Three Months June 30, 2004 and 2003

                                                    Years Ended
                                                      June 30,
                                                 2004         2003
                                              ----------   ----------

Net income (loss)                             $    2,635   $   (9,213)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                     80        2,668
Changes in assets and liabilities:
  (Increase) decrease in:
   Other assets                                        -            -
  Increase (decrease) in:
    Accounts payable                                   -            -
                                              ----------   ----------
  Total adjustments                                   80        2,668
  Net cash provided by (used in)
   operating activities                            2,715       (6,545)

Cash flows from financing activities:
    Loans (paid back) received to related parties   (673)      10,245
                                              ----------   ----------
  Net cash provided by (used in)
   financing activities                             (673)      10,245
                                              ----------   ----------

Increase (decrease) in cash                        2,042        3,700
Cash and cash equivalents,
 beginning of period                                 560          277
                                              ----------   ----------
Cash and cash equivalents,
 end of period                                $    2,603   $    3,977
                                              ==========   ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Cash Flows
               Three Months Ended June 30, 2004 and 2003


                                                    Years Ended
                                                      June 30,
                                                 2004         2003
                                              ----------   ----------
Cash paid for interest                        $        -   $        -
Cash paid for income taxes                    $        -   $        -





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                 Notes to Unaudited Financial Statements
                             June 30, 2004


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended March 31, 2004 included in the Company's filing on Form 10-K.

Basic loss per share was computed using the weighted average number of common shares outstanding.

The Company had an outstanding advance balance due to related parties of $281,980 at June 30, 2004. The advance decreased by $673 during the three months ended June 30, 2004.

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

For the three months ended June 30, 2004 and 2003, Micro did not pursue any investing activities.

For the three months ended June 30, 2004, Micro paid back loans from related parties of $673 resulting in net cash used in financing activities of $673.

For the three months ended June 30, 2003, Micro received loans from related parties of $10,245 resulting in net cash provided by financing activities of $10,245.

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

Micro received revenues of $13,139 for the three months ended June 30, 2004. For the three months ended June 30, 2004, Micro had a net income
of $2,635.   Operating expenses were $8,552 and consisted of
professional fees of $4,900, rent paid to related parties of $1,800, depreciation expense of $80, office expenses of $224 and other expenses of $1,548.

Micro received revenues for the three months ended June 30, 2003. For the three months ended June 30, 2003, Micro had a net loss of $(9,213). Operating expenses were $15,363 and consisted of professional fees of $4,400, depreciation expense of $2,668, office expense of $2,262, telephone expense of $1,989 and other expenses of $4,044.

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


August 16, 2004