Form 10QSB/A
period 2001-09-30
MICRO LABORATORIES INC
filed 2004-08-19
CIK 1102276

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

                  PART I
         Item 1. Financial Statements:

                        Micro Laboratories, Inc.
                             Balance Sheet
                           September 30, 2001
                              (Unaudited)

                   ASSETS
                   ------
                                                          September 30,
                                                              2001
                                                           ----------
Cash                                                              143

Property and equipment, net of accumulated
  depreciation of $26,743                                      26,348

Other assets                                                    1,600
                                                           ----------
     Total assets                                          $   28,091
                                                           ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable                                         $  366,188
  Accrued legal settlement                                     65,000
  Loans from related parties                                  184,731
                                                           ----------
     Total current liabilities                                615,919


Common stock, $.001 par value, 50,000,000 shares
 authorized, 49,957,500 shares issued and outstanding          49,958
  Additional paid in capital                                2,499,245
  (Deficit) accumulated during development stage           (3,137,031)
                                                           ----------
                                                             (587,828)
                                                           ----------
                                                           $   28,091
                                                           ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Operations
       Three Months and Six Months Ended September, 2001 and 2000
                             (Unaudited)

                                         Three Months Ended         Six Months Ended
                                            September 30,             September 30,
                                          2001         2000         2001         2000
                                       ----------   ----------   ----------   ----------
Sales                                  $    1,340   $        -   $    1,340   $        -
  Cost of Sales                                 -            -            -            -
                                       ----------   ----------   ----------   ----------
  Gross Profit                              1,340            -        1,340            -
                                       ----------   ----------   ----------   ----------
Operating expenses:
  Advertising expense                           -            -            -            -
  Professional fees
  Consulting                            1,010,170       30,836    1,010,170       42,836
  Research and development                      -            -            -            -
  Investor services                             -            -            -            -
  Depreciation expense                      2,984            -        2,984        1,559
  Office expenses                              88            -          520          535
  Telephone expense                         1,614        2,528        3,659        4,191
  Other expenses                            7,508        9,608       18,240       11,876
                                       ----------   ----------   ----------   ----------
                                        1,022,364       42,972    1,035,573       60,997
                                       ----------   ----------   ----------   ----------
(Loss) from operations and net (loss) $(1,021,364)  $  (42,972) $(1,034,233)  $  (60,997)
                                       ==========   ==========   ==========   ==========

Per share information:
Basic and diluted (loss)
  per common share basic                   ($0.02)       $0.00       ($0.02)       $0.00
                                       ==========   ==========   ==========   ==========
  per common share diluted                 ($0.06)      ($0.00)      ($0.06)      ($0.00)
                                       ==========   ==========   ==========   ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Cash Flows
              Six Months Ended September 30, 2001 and 2000
                               (Unaudited)

                                                  Six Months Ended
                                                   September 30,
                                                 2001         2000
                                              ----------   ----------

Net income (loss)                            $(1,034,233)  $  (60,997)
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Services provided for common stock         1,006,520            -
    Depreciation and amortization                  2,984        1,559
    Loss on sale of equipment                          -            -
    Asset impairment losses                            -            -
Changes in assets and liabilities:
  (Increase) decrease in:
    Prepaid expenses                               3,000            -
    Inventory                                          -            -
    Deposits                                           -            -
  Increase (decrease) in:
    Accounts payable                               1,000        4,335
    Accrued legal settlement                           -            -
                                              ----------   ----------
  Total adjustments                            1,013,504        5,894
                                              ----------   ----------
  Net cash provided by (used in) operating
  activities                                     (20,729)     (55,103)

Cash flows from financing activities:
    Common stock sold for cash                         -            -
    Loans from related parties                    20,872       55,103
                                              ----------   ----------
  Net cash provided by (used in) financing
  activities                                      20,872       55,103
                                              ----------   ----------
Increase (decrease) in cash                          143            -
Cash and cash equivalents, beginning of period         -            -
                                              ----------   ----------
Cash and cash equivalents, end of period      $      143   $        -
                                              ==========   ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                Notes to Unaudited Financial Statements
                           September 30, 2001

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

The Company had an outstanding advance balance due to related parties of $184,732 at September 30, 2001. The advance increased by $20,872 during the six months ended September 30, 2001.


COMMON STOCK

In September 2001, the Company issued 38,620,000 shares of restricted common stock to its principal shareholder in exchange for rights to use and market product formulas developed by the principal shareholder. This transaction increased the principal shareholder's control of the outstanding voting common stock of the Company. The formulas were valued based upon the fair value of the common stock on the date the transfer was approved by the parties. The values of the formulas were considered to be totally impaired at March 31, 2002

Also during the quarter ended September 30, 2001, the Company's principal shareholder transferred an aggregate of 600,000 shares of common stock to individuals and entities that had performed services for the Company. The Company recorded an aggregate of $2,400 of expense as a result of these transactions, based upon the fair market value of the shares transferred.

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

For the six months ended September 30, 2001 and 2000, Micro did not pursue any investing activities.

For the six months ended September 30, 2001, Micro received loans from related parties of $20,872 resulting in net cash provided by financing activities of $20,872.

For the six months ended September 30, 2000, Micro received loans from related parties of $55,103 resulting in net cash provided by financing activities of $55,103.

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

Micro received revenues of $1,340 for the six months ended September
30, 2001.   For the six months ended September 30, 2001, Micro had a
net loss of $(1,034,233).   Operating expenses were $1,035,573 and
consisted of consulting fees of $1,010,170, $1,006,520 of which was paid in common stock, depreciation expense of $2,984, office expenses of $520, telephone expense of $3,659 and other expenses of $18,240.

Micro did not receive any revenues for the six months ended September
30, 2000.   For the six months ended September 30, 2000, Micro had a
net loss of $(60,997).   Operating expenses were $60,997 and consisted
of consulting fees of $42,836, depreciation expense of $1,559, office expense of $535, telephone expense of $4,191 and other expenses of $11,876.

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