Form 10QSB
period 2004-09-30
MICRO LABORATORIES INC
filed 2004-11-18
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549
                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES AND EXCHANGE ACT OF
     1934 For the Quarter ended September 30, 2004

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

                  PART I
         Item 1. Financial Statements:

Micro Laboratories, Inc.
Balance Sheet
September 30, 2004

                                 ASSETS
                                   ------

                                                   September 30,
Current assets:                                         2004
                                                   --------------
  Cash                                              $    3,310
                                                    ----------

      Total current assets                               3,310


Property and equipment, net of accumulated
   depreciation of $53,091                                   -

Other assets                                             1,933
                                                    ----------

Total assets                                        $    5,243
                                                    ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:

  Accounts payable                                  $  397,016
  Accrued legal settlement                              65,000
  Loans from related parties                           284,123
                                                    ----------

      Total current liabilities                        746,139


 Common stock, $.001 par value,
  50,000,000 shares authorized, 49,957,500
  shares issued and outstanding                         49,958
 Additional paid in capital                          3,174,460


 (Deficit)                                          (3,965,314)
                                                     ---------
                                                      (740,896)
                                                     ---------
                                                    $    5,243
                                                    ==========

See accompanying notes to financial statements.

                       Micro Laboratories, Inc.
                       Statements of Operations
                   Six Months Ended September 30, 2004 and 2003


                                                Six Months Ended
                                                 September 30,
                                          2004                    2003
                                         ------                  ------

 Sales                                $   19,524            $   10,322

  Cost of Sales                            1,952                 1,894
                                      ----------             ---------

  Gross Profit                            17,572                 8,428

 Operating expenses:
  Advertising expense                          -                     -
  Professional fees                       21,060                19,071
  Rent paid to related parties             3,600                     -
  Depreciation & amortization                160                 2,668
  Office expenses                            190                 3,296
  Telephone expense                          400                 5,134
  Other expenses                           6,503                 5,824
                                       ---------            ----------
                                          31,913                35,993
                                       ---------            ----------

(Loss) from operations
   and net (loss)                     $  (14,341)           $  (27,565)
                                      ==========            ==========

Per share information:
Basic and diluted (loss)
  per common share                      $      -              $      -
                                        ========              ========

Weighted average shares outstanding   49,957,500            49,957,500
                                      ==========            ==========



   See accompanying notes to financial statements.

                         Micro Laboratories, Inc.
                         Statements of Cash Flows
                      Six Months September 30, 2004 and 2003

                                                     Six Months Ended
                                                      September 30,
                                                    2004          2003
                                                   ------         -----

Net income (loss)                               $  (14,340) $  (27,565)
  Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                       160       2,668

Changes in assets and liabilities:

(Increase) decrease in:
   Other assets                                          -           -

Increase (decrease) in:

   Accounts payable                                 15,460           -
                                                ----------   ---------
  Total adjustments                                 15,620       2,668
                                                ----------   ---------

  Net cash provided by (used in)
   operating activities                              1,280     (24,897)

Cash flows from financing activities:
   Loans (paid back) received to related parties     1,471      25,706
                                                 ---------   ---------
  Net cash provided by (used in)
   financing activities                              1,471      25,706
                                                 ---------   ---------

Increase (decrease) in cash                          2,751         809

Cash and cash equivalents,
 beginning of period                                   560         277
                                                 ---------   ---------

Cash and cash equivalents,
 end of period                                   $   3,311   $   1,086
                                                 =========   =========



See accompanying notes to financial statements.

                       Micro Laboratories, Inc.
                       Statements of Cash Flows
             Six Months Ended September 30, 2004 and 2003

                                                    Six Months Ended
                                                     September 30,
                                                  2004            2003
                                                 ------          ------


Cash paid for interest                          $      -      $      -
Cash paid for income taxes                      $      -      $      -

Micro Laboratories, Inc.
Notes to Unaudited Financial Statements
September 30, 2004

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

The Company had an outstanding advance balance due to related parties of $284,123 at September 30, 2004. The advance decreased by $2,143 during the three months ended September 30, 2004.

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

For the six months ended September 30, 2004 and 2003, Micro did not pursue any investing activities.

For the six months ended September 30, 2004, Micro paid back loans from related parties of $1,471 resulting in net cash used in financing activities of $1,471.

For the six months ended September 30, 2003, Micro received loans from related parties of $25,706 resulting in net cash provided by financing activities of $25,706.

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

Micro received revenues of $19,524 for the six months ended September 30, 2004. For the six months ended September 30, 2004, Micro had a net
loss of $(14,341).   Operating expenses were $31,913 and consisted of
professional fees of $21,060, rent paid to related parties of $3,600, depreciation expense of $160, office expenses of $190, telephone expense of $400 and other expenses of $6,503.

Micro received revenues for the six months ended September 30, 2003. For the six months ended September 30, 2003, Micro had a net loss of
$(27,565).   Operating expenses were $35,993 and consisted of
professional fees of $19,071, depreciation expense of $2,668, office expense of $3,296, telephone expense of $5,134 and other expenses of $5,824.

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


November 18, 2004