Form 10QSB
period 2004-12-31
MICRO LABORATORIES INC
filed 2005-03-11
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549
                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES AND EXCHANGE ACT OF
     1934 For the Quarter ended December 31, 2004

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

                  PART I
         Item 1. Financial Statements:

                        Micro Laboratories, Inc.
                              Balance Sheet
                           December 31, 2004

                      ASSETS
                      ------
                                                         December 31,
                                                            2004
                                                         ------------
Current assets:
  Cash                                                   $      917
                                                         ----------
      Total current assets                                      917

Property and equipment, net of accumulated
  depreciation of $53,091                                         -

Other assets                                                  1,853
                                                         ----------
Total assets                                             $    2,770
                                                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  399,796
  Accrued legal settlement                                   65,000
  Loans from related parties                                289,848
                                                         ----------
      Total current liabilities                             754,644


 Common stock, $.001 par value,
  50,000,000 shares authorized, 49,957,500
  shares issued and outstanding                              49,958
 Additional paid in capital                               3,174,460
   (Deficit)                                             (3,976,292)
                                                         ----------
                                                           (751,874)
                                                         ----------
                                                         $    2,770
                                                         ==========

           See accompanying notes to financial statements.

                       Micro Laboratories, Inc.
                       Statements of Operations
        Three and Nine Months Ended December 31, 2004 and 2003

                                 Three Months Ended            Nine Months Ended
                                     December 31,                 December 31,
                                2004             2003         2004             2003
                               ------           ------       ------           ------
 Sales                      $    3,950       $    9,898   $   23,474      $   20,220

  Cost of Sales                      -            1,980        1,952           3,874
                            ----------       ----------    ---------       ---------
  Gross Profit                   3,950            7,918       21,522          16,346

 Operating expenses:
  Advertising expense                -               10            -              10
  Professional fees              7,423            1,950       28,483          15,422
  Rent paid to related parties   1,800                -        5,400               -
  Depreciation & amortization       80                -          240           2,668
  Office expenses                  667              671        1,134           4,219
  Telephone expense                630            2,222        1,029           7,356
  Other expenses                 4,327            3,658       10,554          14,829
                             ---------       ----------    ---------       ---------
                                14,927            8,511       46,840          44,504
                             ---------       ----------    ---------       ---------
(Loss) from operations
   and net (loss)           $  (10,977)      $     (593)  $  (25,318)     $  (28,158)
                            ==========       ==========   ==========      ==========

Per share information:
Basic and diluted (loss)
  per common share          $        -       $        -    $       -      $       -
                            ==========       ==========    =========      =========
Weighted average shares
  outstanding               49,957,500       49,957,500    3,174,460      3,174,460
                            ==========       ==========    =========      =========

   See accompanying notes to financial statements.

                         Micro Laboratories, Inc.
                         Statements of Cash Flows
                   Nine Months December 31, 2004 and 2003

                                                     Nine Months Ended
                                                       December 31,
                                                   2004            2003
                                                  ------          ------
Net income (loss)                              $  (25,318)  $  (28,158)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                       80        2,668
Changes in assets and liabilities:
(Increase) decrease in:
   Other assets-Inventory                          (1,828)           -
Increase (decrease) in:
   Accounts payable                                18,239            -
                                              -----------    ---------
  Total adjustments                                18,319          840
                                              -----------    ---------
  Net cash provided by (used in)
   operating activities                            (6,999)     (27,318)


Cash flows from financing activities:
   Loans (paid back) received to related parties    7,196        28,485
                                               ----------     ---------
  Net cash provided by (used in)
   financing activities                             7,196        28,485

Increase (decrease) in cash                           197         1,167
Cash and cash equivalents,
 beginning of period                                  560           277
                                               ----------     ---------
Cash and cash equivalents,
 end of period                                 $      757    $    1,444
                                               ==========    ==========


See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Cash Flows
                  Nine Months Ended December 31, 2004 and 2003

                                                    Nine Months Ended
                                                      December, 31
                                                 2004            2003

Cash paid for interest                          $    -          $    -
Cash paid for income taxes                      $    -          $    -

Micro Laboratories, Inc.
Notes to Unaudited Financial Statements
December 31, 2004

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

The Company had an outstanding advance balance due to related parties of $289,848 at December 2004. The advance increased by $5,726 during the three months ended December 31, 2004.

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

For the nine months ended December 31, 2004 and 2003, Micro did not pursue any investing activities.

For the nine months ended December 31, 2004, Micro paid back loans from related parties of $7,196 resulting in net cash used in financing activities of $7,196.

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

Micro's revenues did not materially increase for the nine months ended
December 31, 2004 compared to December 31, 2003.   Micro did have an
increase in professional fees from $15,422 for the nine months ended December 31, 2003 to $28,483 for the nine months ended December 31, 2004 due to additional professional fees incurred to resolve an issue
with the prior auditor.   Additionally Micro paid rent to a related
party of $5,400 for the nine months ended December 31, 2004 compared to
$0 for the nine months ended December 31, 2003.   Micro significantly
decreased its office expenses and telephone expenses for the nine months ended December 31, 2004 due to management's continued attempts to decrease administrative costs.

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

(a)  Exhibit 31 - 302 Certification
(b)  Exhbiit 32 - 906 Certification

    (b)  Not applicable.




               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ Robert Thistle
----------------------------
Robert Thistle, President


March 11, 2005