Form 10KSB
period 2005-03-31
MICRO LABORATORIES INC
filed 2005-08-15
CIK 1102276

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

             [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended: 3/31/05
                                      OR
             [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from            to

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

[x]

The Company's revenues for its most recent fiscal year were $28,289.

The number of shares outstanding of Company's class of common stock, as of March 31, 2005 was 59,619,109 shares of its $.001 par value common stock.

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

Seasonal Nature of Business Activities. Micro's operations are not be seasonal.

Products. Micro currently has eleven different nutritional health products. All natural ingredients are used in each product. The price of the products range from retail pricing of approximately $7.00 to $40.00 and wholesale prices of $5.00 to $20.00. Micro's products are:
Adult Multiple Vitamin, Children's Multiple Vitamin, Vitamin B-12, Adult B-Complex with C, Children's B-Complex with C, Zinc plus Vitamin C, Heartcare, Osteocare, Cold and Allergy, Petcare, and Zinc plus Vitamin with no echinacea.

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

Manufacturing.  Micro packages its product line.   Most packaging will
be done in house, some will be done by independent packaging companies across the nation. Micro supplies the packaging corporation with the finished product in measured-premixed form, so that a measured amount can be inserted into the vials by the packaging corporation. The vials are filled, labeled and packaged for distribution. Micro offers variations of their product for private label.

Service and Support. Micro guarantees its products to 100% satisfaction. If a customer is not satisfied with the product for any reason, the product will be replaced or the price refunded.

ITEM 2.    PROPERTIES.

Micro's executive offices are located at 29 Lakeside Drive, P.O. Box
19296, Johnston, Rhode Island 02919.   These offices consist of 400
square feet for office, product development, product testing and is
leased at the rate of $600 per month.   Additionally, Micro leases
warehouse space at 37A Lark Industrial Parkway, Greenville, Rhode Island 02828 being accrued at the rate of $1,200 per month from a related party. The warehouse space consists of 1,400 square feet.

ITEM 3.    LEGAL PROCEEDINGS.

The Company was named as a defendant in legal action alleging breach of fiduciary duties. The Company intended to vigorously defend this action and had previously provided for $65,000 of accrued settlement
liability.   The case was settled during the year ended March 31, 2005.
Pursuant to the final settlement agreement, a permanent stop order was placed on unreturned common shares held by the plaintiff and the plaintiff did not have to repay $65,000 that had been paid to the plaintiff without Company approval. For the year ended March 31, 2005, $65,000 was recorded as relief of debt income.

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

       Quarter Ended              High Ask          Low Bid

             3/31/02                 $.20              $.025
             6/30/02                 $.20              $.025
             9/30/02                 $.025             $.025
            12/31/02                 $.06              $.025
             3/31/03                 $.06              $.025
             6/30/03                 $.02              $.02
             9/30/03                 $.05              $.05
            12/30/03                 $.05              $.05
             3/31/04                 $.06              $.06
             6/30/04                 $.08              $.08
             9/30/04                 $.10              $.10
            12/31/04                 $.07              $.07
             3/31/05                 $.05              $.05


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Demand for Micro's products are dependent on, among other things, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Micro's activities is the receipt of revenues from the sale of its products, Micro's business operations may be adversely affected by its competitors and prolonged recessionary periods.

Micro is no longer a development stage corporation.      Micro uses a
target marketing approach for the distribution of its Micro SprayT product line.

Capital and Source of Liquidity. Micro currently has no material commitments for capital expenditures.

For the year ended March 31, 2005 and 2004, Micro did not pursue any investing activities.

For the year ended March 31, 2005, Micro received loans from related parties of $14,495 and repaid loans from related parties of $10,544. During the years ended March 31, 2004 and 2005, Micro rented office
space from a shareholder.   Rent expense for the years ended March 31,
2004 and 2005 were $7,200 each year.   For the year ended March 31,
2005 and 2004, Micro owed officers, shareholders and their affiliates for operating expenses of $3,954 and $282,652, respectively.

On March 28, 2005, $289,849 of the related party payables was retired through the issuance of 9,661,609 common shares of Micro.

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

Results of Operations.

Micro has conducted operations that include:

   - completed photo shoots, created corporate logos, brochures, sales literature, product labels and packaging design, UPCs

   - prepared the product line of eleven items for distribution roll out

   - currently in negotiations with three large distributors to include west coast, mid west, and New England to represent and sell the companies product lines to national chains.

Micro has only received minimal revenues since inception.   For the
year ended March 31, 2005, we received revenue of $28,289 and had selling, general and administrative expenses of $54,434 which consisted of basis operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to fulfill Micro's filing requirements under the Securities Exchange Act of 1934.

For the year ended March 31, 2004, we received revenue of $27,628 and had selling, general and administrative expenses of $65,919 which consisted of basis operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to fulfill Micro's filing requirements under the Securities Exchange Act of 1934.

Going Concern.   Micro began operation in August 8, 1997 and there is
no assurance that it will reach profitability. Since its inception, Micro has been principally engaged in product and service development. As shown in the accompanying financial statements, Micro has incurred net operating losses of $43,993 and $28,097 for the years ended March 31, 2004 and 2005, respectively.

Micro has a stockholders' deficit of $464,564 and a working capital deficiency of $466,577 at March 31, 2005. Numerous problems, many of which are beyond the Company's control, are frequently experienced by companies in this period of development - marketing and customer support problems, difficulty in dealing with competition, lack of familiarity on the part of customers and suppliers, and technical obsolescence. There can be no assurance that commercial viability can be demonstrated for Micro's products and services, and there can be no assurance that Micro will ever achieve profitability on a sustained basis, if at all.

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

Micro began operation in August 8, 1997 and there is no assurance that it will reach profitability. Since its inception, Micro has been principally engaged in product and service development. Micro has incurred net operating income(loss) of $36,903 and ($43,993) for the years ended March 31, 2005 and 2004, respectively. Micro has a stockholders' deficit of $399,804 and a working capital deficiency of
$401,577 at March 31, 2005.   Numerous problems, many of which are
beyond Micro's control, are frequently experienced by companies in this period of development - marketing and customer support problems, difficulty in dealing with competition, lack of familiarity on the part of customers and suppliers, and technical obsolescence. There can be no assurance that commercial viability can be demonstrated for Micro's products and services, and there can be no assurance that Micro will ever achieve profitability on a sustained basis, if at all. Micro's status as a going concern is dependent on its ability to successfully implement a marketing plan and generate sufficient revenues to operate on a profitable basis, continued financial support by officers and major shareholders and raising of additional funds for working capital.

Controls and Procedures.   Robert Thistle, Chief Executive Officer and
Mary Nelson, Chief Financial Officer of Micro have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended March 31, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of March 31, 2005 (the evaluation date).

There have not been any significant changes in the internal controls of Micro or other factors that could significantly affect internal controls relating to Micro since the evaluation date.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
Micro Laboratories, Inc.

We have audited the accompanying balance sheet of Micro Laboratories, Inc. as of March 31, 2005, and the related statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro Laboratories, Inc. as of March 31, 2005, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
August 9, 2005

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



James E. Scheifley & Associates, P.C.
Certified Public Accountants

Dillon, Colorado
June 27, 2004

                        Micro Laboratories, Inc.
                             Balance Sheet
                            March 31, 2005

                   ASSETS

Current Assets
  Cash                                                     $      473
                                                           ----------
    Total current assets                                          473
                                                           ----------

Other assets                                                    1,773
                                                           ----------
                                                           $    2,246
                                                           ==========

         LIABILITIES AND STOCKHOLDERS'(DEFICIT)

Current liabilities:
  Accounts payable                                         $  398,096
  Loans from related parties                                    3,954
                                                           ----------
    Total current liabilities                                 402,050
                                                           ----------

Stockholders (deficit)
 Common stock, $.001 par value, 300,000,000 shares
   authorized, 59,619,109 shares issued and outstanding        59,619
 Additional paid in capital                                 3,454,648
 Accumulated (deficit)                                     (3,914,071)
                                                           ----------
                                                             (399,804)
                                                           ----------
                                                           $    2,246
                                                           ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Operations
                  Years Ended March 31, 2005 and 2004

                                                 2005         2004
                                              ----------   ----------
Sales                                         $   28,289   $   27,628

  Cost of Sales                                    1,952        5,702
                                              ----------   ----------

  Gross Profit                                    26,337       21,926
                                              ----------   ----------

General and Administrative expenses               54,434       65,919
                                              ----------   ----------

(Loss) from operations                           (28,097)     (43,993)

Other income:
  Relief of debt                                  65,000            -
                                              ----------   ----------

Net income (loss)                              $  36,903   $  (43,993)
                                              ==========   ==========


Per share information:
Basic and diluted (loss) per common share     $        -   $        -
                                              ==========   ==========

Weighted average shares outstanding           49,983,970   49,957,500
                                              ==========   ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
            Statement of Changes in Stockholders' (Deficit)
                  Years Ended March 31, 2004 and 2005

                                                                  Additional
                                Common Stock         Paid-in      Retained
                            Shares       Amount      Capital      (Deficit)    Total
                          ----------  ----------   ----------   ----------  ----------
Balance, March 31, 2003   49,957,500  $   49,958   $3,174,460  $(3,906,981) $(682,563)

Net (loss)                         -           -            -      (43,993)   (43,993)
                          ----------  ----------   ----------   ----------  ---------

Balance, March 31, 2004   49,957,500      49,958    3,174,460   (3,950,974)  (726,556)

Retirement of related party
 payables with issuance of
 common stock              9,661,609       9,661      280,188            -    289,849

Net income                         -           -            -       36,903     36,903
                          ----------  ----------   ----------   ----------  ---------

Balance, March 31, 2005
                          59,619,109  $   59,619  $3,454,648  $(3,914,071) $ (399,804)
                          ==========  ==========  ==========   ==========  ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                        Statements of Cash Flows
                  Years Ended March 31, 2005 and 2004

                                                 2005         2004
                                              ----------   ----------
Net income (loss)                              $  36,903  $  (43,993)
  Adjustments to reconcile net (loss) to net
   cash  (used in) operating activities:
  Depreciation and amortization                      320        9,997
  Relief of debt income                          (65,000)           -
Changes in assets and liabilities:
Increase (decrease) in:
   Related party payable                           7,200            -
   Accounts payable                               16,539        2,065
                                              ----------   ----------
  Total adjustments                             (40,941)       12,062
                                              ----------   ----------
  Net cash (used in)
   operating activities                          (4,038)     (31,931)
                                              ----------   ----------

Cash flows from investing activities
  Net cash provided by (used in) investing
   activities                                          -            -
                                              ----------   ----------

Cash flows from financing activities:
   Loans from related parties                     14,495       32,214
   Repayments on loans from related parties      (10,544)           -
                                              ----------   ----------
  Net cash provided by
   financing activities                            3,951       32,214
                                              ----------   ----------

Increase (decrease) in cash                          (87)         283
Cash and cash equivalents,
 beginning of year                                   560          277
                                              ----------   ----------
Cash and cash equivalents,
 end of year                                  $      473   $      560
                                              ==========   ==========

Supplemental cash flow information:
  Cash paid for interest                      $        -   $        -
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========

Non-cash investing and financing activities:
  Retirement of related party payable
  with issuance of common stock               $  289,849   $        -
                                              ==========   ==========





See accompanying notes to financial statements.

                        Micro Laboratories, Inc.
                     Notes to Financial Statements
                             March 31, 2005


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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible Assets and Long Lived Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be
recoverable.   An impairment loss would be recognized when estimated
future cash flows expected to result from the use of the asset and its
eventual disposition is less than its carrying amount.   No such
impairment losses have been identified by the Company.

Patents, Formulas and Trademarks

Patents, formulas and trademarks are recorded at cost and are amortized over a period of 15 years using the straight-line method.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and
collectability is reasonably assured.   The following policies reflect
specific criteria for the various revenue streams of the Company:

Revenue is recognized at the time the product is delivered or the
service is performed.   Provision for sales returns will be estimated
based on the Company's historical return experience, however sales returns have not been significant due to the nature of the services provided by the Company.

Advertising Costs

Advertising costs are charged to operations and are expensed as incurred. The total amount charged to expense for the years ended March 31, 2005 and 2004 was $0 and $10, respectively.

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

New accounting pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that ".under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

2. COMMON STOCK

During the year ended March 31, 2005 the Company increased its authorized common shares from 50 million to 300 million. In addition, the Company converted debt due to related parties in exchange for 9,661,609 common shares at the fair market value of $.03 per share making the total outstanding shares 59,619,109.

3. RELATED PARTY TRANSACTIONS

During the years ended March 31, 2004 and 2005, the Company rented office space from a shareholder. Rent expense for the years ended March 31, 2004 and 2005 were $7,200 each year. Amounts due to related parties of $282,652 for March 31, 2004 and $3,954 for March 31, 2005 represent operating expenses paid on behalf of the Company by officers and shareholders of the Company and also, companies which are owned and operated by officers and shareholders of the Company.

On March 28, 2005, the Board of Directors approved a resolution that $289,849 of these funds due to related would be converted to common stock equaling 9,661,609 shares, see Note 2.


4.  ACCRUED SETTLEMENT LIABILITY

The Company was named as a defendant in legal action alleging breach of fiduciary duties. The Company intended to vigorously defend this action and had previously provided for $65,000 of accrued settlement
liability.   The case was settled during the year ended March 31, 2005.
Pursuant to the final settlement agreement, a permanent stop order was placed on unreturned common shares held by the plaintiff and the plaintiff did not have to repay $65,000 that had been paid to the plaintiff without Company approval. For the year ended March 31, 2005, $65,000 was recorded as relief of debt income.


5.  GOING CONCERN STATUS - FUTURE OPERATIONS

The Company began operation in August 8, 1997 and there is no assurance that it will reach profitability. Since its inception, the Company has been principally engaged in product and service development. As shown in the accompanying financial statements, the company has incurred net operating losses of $28,097 and $43,993 for the years ended March 31, 2005 and 2004, respectively. The Company has a stockholders' deficit of $464,804 and a working capital deficiency of $466,577 at March 31,

2005. Numerous problems, many of which are beyond the Company's control, are frequently experienced by companies in this period of development - marketing and customer support problems, difficulty in dealing with competition, lack of familiarity on the part of customers and suppliers, and technical obsolescence. There can be no assurance that commercial viability can be demonstrated for the Company's products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all. The Company's status as a going concern is dependent on its ability to successfully implement a marketing plan and generate sufficient revenues to operate on a profitable basis, continued financial support by officers and major shareholders and raising of additional funds for working capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax asset represents an estimate of the decrease in taxes payable in future years as a result of temporary differences existing at the end of the year. The temporary differences consist principally of net operating loss carryforwards, (approximately $2,298,000 at March 31, 2005), which are not currently available.

The deferred tax asset and the related reserve are as follows:

Deferred tax asset
  Tax benefit of net operating loss          $   781,000
  Less valuation allowance                      (781,000)
                                              ----------
Net deferred tax asset                        $        -
                                              ==========

During the year ended March 31, 2005 the valuation allowance for deferred tax assets increased by approximately $10,000.

The deferred tax asset noted above was calculated utilizing a blended federal and state income tax rate of 34 percent. Net operating loss carryforwards are available for a period of up to 20 years. The estimated net operating loss of approximately $2,298,000 at March 31, 2005 is scheduled to expire between: 2013 and 2025. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and investment tax credit carryforwards which could be utilized. The principal difference between the Company's book operating losses and estimated income tax operating losses results from charges to income related to the issuance of common stock during 2002 for services and technology rights.

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

The Executive Officers and Directors are:

Name                 Age    Position             Term(s) of Officer

Robert Thistle       66     CEO/CFO /           Inception to Present
                             Director

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

Remuneration.   For the last three years, the following cash
compensation has been paid by the Corporation to its executive officer.

                            EXECUTIVE COMPENSATION

                        Annual Compensation                  Awards          Payouts
                    ---------------------------      ---------------------- ----------
                                              Other      Restricted  Securities
                        Annual                Stock      Underlying    LTIP                       All Other
Name and Position Year  Salary($) Bonus($) Compensation($) Awards(#) Options/SARs(#) Payouts($) Compensation

Robert Thistle     2005    -        -            -           -           -                -           -
 President         2004    -        -            -           -           -                -           -
                   2003    -        -            -           -           -                -           -

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


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The following tabulates holdings of shares of Micro by each person who, subject to the above, at the date of this filing, holders of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company
individually and as a group.    Each named beneficial owner has sole
voting and investment power with respect to the shares set forth opposite his name.

              Current Shareholdings
                            Number & Class      Percentage of
Name and Address             of Shares          Common Shares

Robert Thistle
29 Lakeside Drive
Johnston RI 02919            49,781,609              83.5%

All Directors & Officers
as a group (1 persons)       49,781,609              83.5%

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


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended March 31, 2004 and 2005, the Company rented office space from a shareholder. Rent expense for the years ended March 31, 2004 and 2005 were $7,200 each year. Amounts due to related parties of $282,652 for March 31, 2004 and $3,954 for March 31, 2005 represent operating expenses paid on behalf of the Company by officers and shareholders of the Company and also, companies which are owned and operated by officers and shareholders of the Company.

On March 28, 2005, the Board of Directors approved a resolution that $289,849 of these funds due to related would be converted to common stock equaling 9,661,609 shares.


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

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


(B)  REPORTS ON FORM 8-K

       None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.   Micro incurred aggregate fees and expenses of
approximately $6,000 from Stark Winter Schenkein & Co., LLP for the fiscal year 2005 annual audit and for review of Micro's financial statements included in its Forms 10-QSB for the 2005 fiscal year.

Micro incurred aggregate fees and expenses of approximately $6,500 from James E. Scheifley & Associates, P.C. for the fiscal years 2004 annual audit and for review of Micro's financial statements included in its Forms 10-QSB for the 2004 fiscal year.

Tax Fees.   Micro did not incur any tax fees to Stark Winter Schenkein &
Co., LLP or James E. Scheifley & Associates, P.C. for the fiscal years 2004 and 2003 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   During the 2005 fiscal year, Micro incurred no other
other fees.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2005 and 2004 were approved by the Board of Directors pursuant to its policies and procedures. Micro intends to continue using Stark Winter Schenkein & Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    August 12, 2005           Micro Laboratories, Inc.

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


/s/Robert Thistle                                8/12/05
------------------------
Robert Thistle
CEO Director
(Principal Executive Officer)