Form 10QSB
period 2005-06-30
MICRO LABORATORIES INC
filed 2005-08-22
CIK 1102276

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549
                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d)OF THE SECURITIES AND EXCHANGE ACT OF
     1934 For the Quarter ended June 30, 2005

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

    59,619,109 Shares of Common Stock
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

                  PART I
         Item 1. Financial Statements:

Micro Laboratories, Inc.
Balance Sheet
June 30, 2005
(Unaudited)

ASSETS
Current assets:
  Cash                                              $      652
                                                    ----------
Other assets                                             1,693
                                                    ----------
                                                    $    2,345
                                                    ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                  $  397,906
  Loans from related parties                            13,640
                                                    ----------
     Total current liabilities                         411,546


Stockholders' (deficit)
 Common stock, $.001 par value,
  300,000,000 shares authorized, 59,619,109
  shares issued and outstanding                         59,619
 Additional paid in capital                          3,454,649
 Accumulated (deficit)                              (3,923,469)
                                                     ---------
                                                      (409,201)
                                                     ---------
                                                     $   2,345
                                                     =========




See accompanying notes to financial statements.

Micro Laboratories, Inc.
Statements of Operations
Three Months Ended June 30, 2005 and 2004
(Unaudited)

                                                   2005           2004
                                                   ----           ----
 Sales                                          $  1,983       $ 13,139

  Cost of Sales                                        -   	      1,952
                                              ----------     ----------
  Gross Profit                                     1,983         11,187
                                              ----------     ----------
  Operating expenses:
  General and administrative expenses             11,380         10,541
                                              ----------     ----------
Net income (loss)                               $ (9,397)      $    646
                                              ==========     ==========

Weighted average shares
  Outstanding (basic & diluted)               59,619,109     49,957,500
                                              ==========     ==========

Net income (loss) per share                       $(0.00)         $0.00
                                              ==========     ==========

See accompanying notes to financial statements.

Micro Laboratories, Inc.
Statements of Cash Flows
Three Months June 30, 2005 and 2004
(Unaudited)

                                                   2005         2004
                                                   ----         ----
Net income (loss)                               $  (9,397)   $   2,635
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
     activities:
   Depreciation and amortization                       80           80
Changes in assets and liabilities:
   Accounts payable                                  (191)           -
                                                ---------    ---------
  Net cash provided by (used in)
   operating activities                            (9,508)       2,715
                                                ---------    ---------
Cash flows from investing activities:
  Net cash provided by (used in)
   investing activities                                 -            -
                                                ---------    ---------
Cash flows from financing activities:
   Proceeds (payments) loans to related parties     9,686         (673)
                                                ---------    ---------
  Net cash provided by (used in)
   financing activities                             9,686         (673)
                                                ---------    ---------
Increase in cash                                      178        2,043
Cash and cash equivalents,
 beginning of period                                  473          560
                                                ---------    ---------
Cash and cash equivalents,
 end of period                                  $     652    $   2,603
                                                =========    =========

Cash paid for interest                          $       -    $       -
                                                =========    =========
Cash paid for income taxes                      $       -    $       -
                                                =========    =========


See accompanying notes to financial statements.

Micro Laboratories, Inc.
Notes to Unaudited Financial Statements
June 30, 2005

NOTE 1:  Basis of presentation

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended March 31, 2005 included in the Company's filing on Form 10-KSB.

NOTE 2:  Earnings per share

The Company follows SFAS 128, "Earnings Per Share".   Basic earnings
(loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock
outstanding during the year.   Diluted earnings (loss) per common share
calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share
equivalents outstanding.   During the periods when they are anti-
dilutive, common stock equivalents, if any, are not considered in the computation.

NOTE 3:  Related party transactions

The Company had an outstanding advance balance due to related parties of $13,640 at June 30, 2005. The advance increased by $9,686 during the three months ended June 30, 2005.

NOTE 4:  Subsequent events

In July 2005, the Company agreed to issue 500,000 shares of common
stock to a consultant for services for the following 12 months.   The
shares were valued at fair market value of $0.02 or $10,000.

In August 2005, the Company agreed to issue 500,200 shares of common stock to a web site developer to develop a website for the Company. The shares were valued at fair market value of $0.03 or $15,000.

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

Micro is no longer a development stage corporation.   For the three
months ended June 30, 2005, Micro had cash and cash equivalents of $652
compared to $2,603 for the same period in 2004.   Micro uses a target
marketing approach for the distribution of its Micro SprayT product line.

Capital and Source of Liquidity. Micro currently has no material commitments for capital expenditures.

For the three months ended June 30, 2005 and 2004, Micro did not pursue any investing activities.

For the three months ended June 30, 2005, Micro received loans from related parties of $9,686.

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

Micro has only received minimal revenues since inception.   For the
three months ended June 30, 2005, we received revenue of only $1,983 compared to $13,139 for the three months ended June 30, 2004 due to the lack of available funds for marketing. Micro had selling, general and administrative expenses of $11,380 that consisted of basis operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to fulfill Micro's filing requirements under the Securities Exchange Act of 1934.

For the three months ended June 30, 2004, Micro had selling, general and administrative expenses of $10,541 which consisted of basis operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to fulfill Micro's filing requirements under the Securities Exchange Act of 1934.

Going Concern.   Micro began operation in August 8, 1997 and there is
no assurance that it will reach profitability.   Since its inception,
Micro has been principally engaged in product and service development. As shown in the accompanying financial statements, Micro incurred a net operating loss of $(9,397) for the three months ended June 30, 2005 compared to net income of $646 for the three months ended June 30, 2004 due to the decrease in revenue and lack of available funds for marketing of Micro's products.

Micro has a stockholders' deficit of $(409,201) and a working capital
deficiency of $410,894 at June 30, 2005.   Numerous problems, many of
which are beyond Micro's control, are frequently experienced by companies in this period of development - marketing and customer support problems, difficulty in dealing with competition, lack of familiarity on the part of customers and suppliers, and technical obsolescence. There can be no assurance that commercial viability can be demonstrated for Micro's products and services, and there can be no assurance that Micro will ever achieve profitability on a sustained basis, if at all.

Micro's status as a going concern is dependent on its ability to successfully implement a marketing plan and generate sufficient revenues to operate on a profitable basis, continued financial support by officers and major shareholders and raising of additional funds for working capital.

Item 3.  Controls and Procedures.   Robert Thistle, Chief Executive
Officer and chief financial officer of Micro has made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the three months ended June 30, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2005 (the evaluation date).

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


August 21, 2005